Form 10-Q
period 1995-03-31
PARKER & PARSLEY 87-A LTD
filed 1995-05-10
CIK 810999

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C. 20549

                            FORM 10-Q

  /x/   Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

        For the quarterly period ended March 31, 1995, or

  / /   Transition Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

        For the transition period from _______ to _______

                   Commission File No. 33-12244-1

                     PARKER & PARSLEY 87-A, LTD.
       (Exact name of Registrant as specified in its charter)

             Texas                             75-2185148
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)          Identification Number)

        303 West Wall, Suite 101,
             Midland, Texas                          79701
(Address of principal executive offices)           (Zip code)

Registrant's Telephone Number, including area code: (915)683-4768

                           Not applicable
         (Former name, former address and former fiscal year,
                    if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes    /x/    No    / /

                        Page 1 of 12 pages.
                      There are no exhibits.

                     PARKER & PARSLEY 87-A, LTD.
                    (A Texas Limited Partnership)
                    PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                            BALANCE SHEETS
                                           March 31,   December 31,
                                             1995          1994
                                         ------------  ------------
                                         (Unaudited)
              ASSETS
Current assets:
 Cash and cash equivalents, including
  interest bearing deposits of
  $152,065 at March 31 and $142,195
  at December 31                         $    152,508  $    142,638
 Accounts receivable - oil and gas sales      267,042       271,715
                                          -----------   -----------
     Total current assets                     419,550       414,353

Oil and gas properties - at cost, based
 on the successful efforts accounting
 method                                    23,467,731    23,456,669
  Accumulated depletion                   (15,187,037)  (14,904,255)
                                          -----------    ----------
     Net oil and gas properties             8,280,694     8,552,414
                                          -----------    ----------
                                         $  8,700,244   $ 8,966,767
                                          ===========    ==========
  LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
 Accounts payable - affiliate            $    198,804   $   159,856
Partners' capital:
 Limited partners (28,811 interests)        8,416,429     8,718,846
 Managing general partner                      85,011        88,065
                                          -----------    ----------
                                            8,501,440     8,806,911
                                          -----------    ----------
                                         $  8,700,244   $ 8,966,767
                                          ===========    ==========

   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these statements.

                     PARKER & PARSLEY 87-A, LTD.
                    (A Texas Limited Partnership)

                      STATEMENTS OF OPERATIONS
                             (Unaudited)


                                              Three months ended
                                                   March 31,
                                              1995          1994
                                           ----------    ----------
Revenues:
 Oil and gas sales                         $  599,303    $  549,523
 Interest income                                2,913         1,078
                                            ---------     ---------
     Total revenues                           602,216       550,601

Costs and expenses:
 Production costs                             332,724       318,476
 General and administrative expenses           17,979        16,426
 Depletion                                    282,782       260,971
                                            ---------     ---------
     Total costs and expenses                 633,485       595,873
                                            ---------     ---------

Net loss                                   $  (31,269)   $  (45,272)
                                            =========     =========
Allocation of net loss:
 Managing general partner                  $     (312)   $     (453)
                                            =========     =========

 Limited partners                          $  (30,957)   $  (44,819)
                                            =========     =========
Net loss per limited
 partnership interest                      $    (1.07)   $    (1.56)
                                            =========     =========
Distributions per limited
 partnership interest                      $     9.42    $     6.90
                                            =========     =========


   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these statements.

                      PARKER & PARSLEY 87-A, LTD.
                     (A Texas Limited Partnership)

                    STATEMENTS OF PARTNERS' CAPITAL
                              (Unaudited)



                              Managing
                              general      Limited
                              partner      partners        Total
                             ----------   -----------   -----------


Balance at January 1, 1994   $   98,267   $ 9,728,729   $ 9,826,996

Distributions                    (2,008)     (198,796)     (200,804)

Net loss                           (453)      (44,819)      (45,272)
                             ----------    ----------    ----------
Balance at March 31, 1994   $    95,806   $ 9,485,114   $ 9,580,920
                             ==========    ==========    ==========


Balance at January 1, 1995  $    88,065   $ 8,718,846   $ 8,806,911

Distributions                    (2,742)     (271,460)     (274,202)

Net loss                           (312)      (30,957)      (31,269)
                             ----------    ----------    ----------
Balance at March 31, 1995   $    85,011   $ 8,416,429   $ 8,501,440
                             ==========    ==========    ==========









   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these statements.

                      PARKER & PARSLEY 87-A, LTD.
                     (A Texas Limited Partnership)

                       STATEMENTS OF CASH FLOWS
                              (Unaudited)


                                              Three months ended
                                                   March 31,
                                              1995          1994
                                           ----------    ----------
Cash flows from operating activities:
 Net loss                                  $  (31,269)   $  (45,272)
 Adjustments to reconcile net
  loss to net cash provided by
  operating activities:
   Depletion                                  282,782       260,971
 Changes in assets and liabilities:
   Decrease in accounts receivable              4,673        18,158
   Increase (decrease) in accounts payable     38,948       (46,878)
                                            ---------     ---------
     Net cash provided by operating
      activities                              295,134       186,979

Cash flows from investing activities:
 Additions to oil and gas properties          (11,062)       (1,267)

Cash flows from financing activities:
 Cash distributions to partners              (274,202)     (200,804)
                                            ---------     ---------
Net increase (decrease) in cash and
 cash equivalents                               9,870       (15,092)
Cash and cash equivalents at beginning
 of period                                    142,638       242,119
                                            ---------     ---------
Cash and cash equivalents at end of period $  152,508    $  227,027
                                            =========     =========




   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these statements.

                        PARKER & PARSLEY 87-A, LTD.
                       (A Texas Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS
                               March 31, 1995
                                 (Unaudited)


NOTE 1.

In the opinion of management, the unaudited financial statements as of March 31, 1995 of Parker & Parsley 87-A, Ltd. (the "Registrant") include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, the results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results for the full year ending December 31, 1995.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1994, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

NOTE 2.

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from the managing general partner, Parker & Parsley Development L.P. ("PPDLP") (see Item 2). The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $8,257,794, or $286.62 per limited partnership interest, in September 1993.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Upon payment of the costs associated with the Price litigation, and assuming a successful defense, a second distribution will be made consisting of the balance of the settlement funds, including any accrued interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Registrant was formed August 15, 1987. The managing general partner of the Registrant at December 31, 1994 was Parker & Parsley Development Company ("PPDC"). On January 1, 1995, PPDLP, a Texas limited partnership, became the sole managing general partner of the Registrant, by acquiring the rights and assuming the obligations of PPDC. PPDC was merged into PPDLP on January 1, 1995. PPDLP acquired PPDC's rights and obligations as managing general partner of the Registrant in connection with the merger of PPDC, P&P Producing, Inc. and Spraberry Development Corporation into MidPar L.P., which survived the merger with a change of name to PPDLP. PPDLP has the power and authority to manage, control and administer all Program and Registrant affairs. The limited partners contributed $28,811,000 representing 28,811 interests ($1,000 per interest) sold to a total of 2,264 limited partners.

Since its formation, the Registrant invested $23,726,922 in various prospects that were drilled in Texas and Colorado. At March 31, 1995, the Registrant had 93 producing oil and gas wells with two wells determined to be dry holes and one well abandoned due to collapsed casing from previous periods.

Results of Operations

Revenues:

The Registrant's oil and gas revenues increased to $599,303 from $549,523 for the three months ended March 31, 1995 and 1994, respectively, an increase of 9%. The increase in revenues resulted from increases in the average prices received per barrel of oil and mcf of gas, offset by a 13% decline in barrels of oil produced and sold and a 2% decline in mcf of gas produced and sold. For the three months ended March 31, 1995, 26,331 barrels of oil were sold compared to 30,171 for the same period in 1994, a decrease of 3,840 barrels. For the three months ended March 31, 1995, 81,588 mcf of gas were sold compared to 83,488 for the same period in 1994, a decrease of 1,900 mcf. Due to the decline characteristics of the Registrant's oil and gas properties, management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased 28% from $13.37 for the three months ended March 31, 1994 to $17.12 for the same period in 1995 while the average price received per mcf of gas increased 4% from $1.75 during the three months ended March 31, 1994 to $1.82 in 1995. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 1995.

Costs and Expenses:

Total costs and expenses increased to $633,485 for the three months ended March 31, 1995 as compared to $595,873 for the same period ended March 31, 1994, an increase of $37,612, or 6%. This increase was due to increases in production costs, general and administrative expenses ("G&A") and depletion.

Production costs were $332,724 for the three months ended March 31, 1995 and $318,476 for the same period in 1994 resulting in an increase of $14,248, or 4%. The increase was due to an increase in well repair and maintenance costs incurred in an effort to stimulate well production and an increase in production taxes due to the increase in oil and gas revenues, offset by declines in workover expense and ad valorem taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 9% from $16,426 for the three months ended March 31, 1994 to $17,979 for the same period in 1995. The Partnership agreement limits G&A to 3% of gross oil and gas revenues.

Depletion was $282,782 for the three months ended March 31, 1995 compared to $260,971 for the same period in 1994. This represented an increase in depletion of $21,811, or 8%. Depletion was computed property-by-property utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 3,840 barrels for the three months ended March 31, 1995 from the same period in 1994, while oil reserves of barrels were revised downward by 58,830 barrels, or 4%, resulting in a higher unit cost per barrel of production.

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from the managing general partner. The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $8,257,794, or $286.62 per limited partnership interest, in September 1993.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the ligitation by the court. Upon payment of the costs associated with the Price litigation, and assuming a successful defense, a second distribution will be made consisting of the balance of the settlement funds, including any accrued interest.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities:

Net cash provided by operating activities increased to $295,134 during the three months ended March 31, 1995, a 58% increase from the same period ended March 31, 1994. This increase was due to an increase in oil and gas sales and decreases in production costs and G&A. The increase in oil and gas sales was due to an increase in the average prices received for both oil and gas. The decrease in production costs was due to declines in well repair, maintenance and workover costs and production taxes. The decrease in G&A was due to less expense allocated by the managing general partner.

Net Cash Used in Investing Activities:

The Registrant's principal investing activities during the three months ended March 31, 1995 were for repair and maintenance activity on various oil and gas properties.

Net Cash Used in Financing Activities:

Cash was sufficient for the three months ended March 31, 1995 to cover distributions to the partners of $274,202 of which $271,460 was distributed to the limited partners and $2,742 to the managing general partner. For the same period ended March 31, 1994, cash was sufficient for distributions to the partners of $200,804 of which $198,796 was distributed to the limited partners and $2,008 to the managing general partner.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

                       PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from the managing general partner. The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $8,257,794, or $286.62 per limited partnership interest, in September 1993.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Upon payment of the costs associated with the Price litigation, and assuming a successful defense, a second distribution will be made consisting of the balance of the settlement funds, including any accrued interest.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - none

(b)  Reports on Form 8-K - none

                       PARKER & PARSLEY 87-A, LTD.
                      (A Texas Limited Partnership)



                           S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               PARKER & PARSLEY 87-A, LTD.

                          By: Parker & Parsley Development L.P.,
                                Managing General Partner
                               By:  Parker & Parsley Petroleum USA, Inc.
                                    ("PPUSA"), General Partner




Dated:  May 12, 1995      By: /s/ Steven L. Beal
                              ----------------------------------------
                                  Steven L. Beal, Senior Vice
                                   President - Finance and
                                   Chief Financial Officer
                                   of PPUSA