Form 10-Q
period 1995-06-30
PARKER & PARSLEY 87-A LTD
filed 1995-08-10
CIK 810999

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON,  D. C.   20549


                             FORM 10-Q


  /x/    Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the quarterly period ended June 30, 1995, or

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

                      Yes    /x/    No   / /

                        Page 1 of 15 pages.
                      There are no exhibits.

                      PARKER & PARSLEY 87-A, LTD.
                     (A Texas Limited Partnership)
                    PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements
                             BALANCE SHEETS
                                            June 30,     December 31,
                                              1995           1994
                                          ------------   ------------
                                           (Unaudited)
              ASSETS
Current assets:
 Cash and cash equivalents, including
  interest bearing deposits of $376,871
  at June 30 and $142,195 at December 31  $    377,314   $    142,638
 Accounts receivable - oil and gas sales       269,602        271,715
                                           -----------    -----------
     Total current assets                      646,916        414,353

Oil and gas properties - at cost, based
 on the successful efforts accounting
 method                                     22,939,524     23,456,669
  Accumulated depletion                    (15,059,275)   (14,904,255)
                                           -----------    -----------
     Net oil and gas properties              7,880,249      8,552,414
                                           -----------    -----------
                                          $  8,527,165   $  8,966,767
                                           ===========    ===========
  LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
 Accounts payable - affiliate             $    200,941   $    159,856
 Accounts payable - other                       10,188             -
                                           -----------    -----------

     Total current liabilities                 211,129        159,856

Partners' capital:
 Limited partners (28,811 interests)         8,232,879      8,718,846
 Managing general partner                       83,157         88,065
                                           -----------    -----------
                                             8,316,036      8,806,911
                                           -----------    -----------
                                          $  8,527,165   $  8,966,767
                                           ===========    ===========
   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these statements.

                       PARKER & PARSLEY 87-A, LTD.
                      (A Texas Limited Partnership)
                        STATEMENTS OF OPERATIONS
                               (Unaudited)

                            Three months ended        Six months ended
                                June 30,                  June 30,
                            1995         1994         1995         1994
                         ----------  ----------  ----------  ----------
Revenues:
 Oil and gas sales       $  628,516  $  622,473  $1,227,819  $1,171,996
 Interest income              3,540       2,368       6,453       3,446
 Other income                    -          598          -          598
 Gain on sale of assets      35,068          -       35,068          -
                          ---------   ---------   ---------   ---------
   Total revenues           667,124     625,439   1,269,340   1,176,040

Costs and expenses:
 Production costs           311,662     386,005     644,386     704,481
 General and adminis-
  trative expenses           18,856      18,641      36,835      35,067
 Depletion                  263,430     177,264     546,212     438,235
 Abandoned property costs    11,093          -       11,093          -
                          ---------   ---------   ---------   ---------
   Total costs and
    expenses                605,041     581,910   1,238,526   1,177,783
                          ---------   ---------   ---------   ---------
Net income (loss)        $   62,083  $   43,529  $   30,814  $   (1,743)
                          =========   =========   =========   =========
Allocation of net
 income (loss):
  Managing general
   partner               $      620  $      436  $      308  $     (17)
                          =========   =========   =========   ========
  Limited partners       $   61,463  $   43,093  $   30,506  $  (1,726)
                          =========   =========   =========   ========
Net income (loss) per
 limited partnership
 interest                $     2.13  $     1.50  $     1.06  $    (.06)
                          =========   =========   =========   ========
Distributions per limited
 partnership interest    $     8.51  $     9.00  $    17.93  $   15.90
                          =========   =========   =========   ========
   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these statements.

                      PARKER & PARSLEY 87-A, LTD.
                     (A Texas Limited Partnership)

                    STATEMENTS OF PARTNERS' CAPITAL
                               (Unaudited)




                                Managing
                                general      Limited
                                partner      partners        Total
                              -----------   -----------   -----------

Balance at January 1, 1994    $    98,267   $ 9,728,729   $ 9,826,996

Distributions                      (4,627)     (458,095)     (462,722)

Net loss                              (17)       (1,726)       (1,743)
                               ----------    ----------    ----------
Balance at June 30, 1994      $    93,623   $ 9,268,908   $ 9,362,531
                               ==========    ==========    ==========


Balance at January 1, 1995    $    88,065   $ 8,718,846   $ 8,806,911

Distributions                      (5,216)     (516,473)     (521,689)

Net income                            308        30,506        30,814
                               ----------    ----------    ----------
Balance at June 30, 1995      $    83,157   $ 8,232,879   $ 8,316,036
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

                      PARKER & PARSLEY 87-A, LTD.
                     (A Texas Limited Partnership)
                       STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                                Six months ended
                                                     June 30,
                                                1995          1994
                                             ----------    ----------
Cash flows from operating activities:
 Net income (loss)                           $   30,814    $   (1,743)
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
   Depletion                                    546,212       438,235
   Gain on sale of assets                       (35,068)           -
 Changes in assets and liabilities:
  (Increase) decrease in accounts receivable      2,113       (32,704)
  Increase in accounts payable                   20,541         9,273
                                              ---------     ---------
     Net cash provided by operating
      activities                                564,612       413,061

Cash flows from investing activities:
 Disposals (additions) to oil and gas
  properties                                     35,183        (7,213)
 Proceeds from sale of assets                   156,570            -
                                              ---------     ---------
     Net cash provided by (used in)
      investing activities                      191,753        (7,213)

Cash flows from financing activities:
 Cash distributions to partners                (521,689)     (462,722)
                                              ---------     ---------
Net increase (decrease) in cash and
 cash equivalents                               234,676       (56,874)
Cash and cash equivalents at beginning
 of period                                      142,638       242,119
                                              ---------     ---------
Cash and cash equivalents at end of period   $  377,314    $  185,245
                                              =========     =========

   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these statements.

                        PARKER & PARSLEY 87-A, LTD.
                       (A Texas Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS
                               June 30, 1995
                                (Unaudited)


NOTE 1.

In the opinion of management, the unaudited financial statements as of June 30, 1995 of Parker & Parsley 87-A, Ltd. (the "Registrant") include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, the results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results for the full year ending December 31, 1995.

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

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Trial is currently scheduled for April 1996 and, assuming a successful defense, upon payment of the costs associated with the litigation, a second distribution will be made consisting of the balance of the settlement funds, including any accrued interest.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

The Registrant was formed August 15, 1987. The managing general partner of the Registrant at December 31, 1994 was Parker & Parsley Development Company ("PPDC"). On January 1, 1995, PPDLP, a Texas limited partnership, became the sole managing general partner of the Registrant, by acquiring the rights and assuming the obligations of PPDC. PPDC was merged into PPDLP on January 1, 1995. PPDLP acquired PPDC's rights and obligations as managing general partner of the Registrant in connection with the merger of PPDC, P&P Producing, Inc. and Spraberry Development Corporation into MidPar L.P., which survived the merger with a change of name to PPDLP. The sole general partner of PPDLP is Parker & Parsley Petroleum USA, Inc. PPDLP has the power and authority to manage, control and administer all Registrant affairs. The limited partners contributed $28,811,000 representing 28,811 interests ($1,000 per interest) sold to a total of 2,264 limited partners.

Since its formation, the Registrant invested $23,701,221 in various prospects that were drilled in Texas and Colorado. At June 30, 1995, the Registrant had 86 producing oil and gas wells. Two wells were determined to be dry holes and two wells have been abandoned, one in a prior period and one in 1995. In addition, six wells were sold during 1995.

Results of Operations

Six months ended June 30, 1995 compared with six months ended
  June 30, 1994

Revenues:

The Registrant's oil and gas revenues increased to $1,227,819 from $1,171,996 for the six months ended June 30, 1995 and 1994, respectively, an increase of 5%. The increase in revenues resulted from increases in the average prices received per barrel of oil and mcf of gas and a 4% increase in mcf of gas produced and sold, offset by an 11% decline in barrels of oil produced and sold. For the six months ended June 30, 1995, 52,819 barrels of oil were sold compared to 59,030 for the same period in 1994, a decrease of 6,211 barrels. For the six months ended June 30, 1995, 181,587 mcf of gas were sold compared to 174,121 for the same period in 1994, an increase of 7,466 mcf. The decrease in oil production was due to the decline characteristics of the Registrant's oil and gas properties. The increase in gas production was the result of operational changes on several wells. Management expects a certain amount of decline in production in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $2.58 from $14.97 for the six months ended June 30, 1994 to $17.55 for the same period in 1995 while the average price received per mcf of gas increased from $1.65 during the six months ended June 30, 1994 to $1.66 in 1995. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1995.

A gain of $35,068 on the sale of six wells was recognized during the six months ended June 30, 1995, resulting from proceeds received of $156,570 less the write-off of remaining capitalized well costs of $111,314 and a $10,188 payable due on the sale for post-closing adjustments.

Costs and Expenses:

Total costs and expenses increased to $1,238,526 for the six months ended June 30, 1995 as compared to $1,177,783 for the same period ended June 30, 1994, an increase of $60,743, or 5%. This increase was due to increases in general and administrative expenses ("G&A"), abandoned property costs and depletion, offset by a decline in production costs.

Production costs were $644,386 for the six months ended June 30, 1995 and $704,481 for the same period in 1994 resulting in a decrease of $60,095, or 9%. The decrease was primarily the result of a decline in workover expense and lower ad valorem taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 5% from $35,067 for the six months ended June 30, 1994 to $36,835 for the same period in 1995. The Partnership agreement limits G&A to 3% of gross oil and gas revenues.

Depletion was $546,212 for the six months ended June 30, 1995 compared to $438,235 for the same period in 1994. This represented an increase in depletion of $107,977, or 25%. Depletion was calculated on a property-by-property basis utilizing the unit-of-production method based upon the dominant mineral produced, generally oil, and using oil prices in effect at the end of the respective quarter. Oil production decreased 6,211 barrels for the six months ended June 30, 1995 from the same period in 1994. Depletion expense for the six months ended June 30, 1995 was calculated based on reserves computed utilizing an oil price of $16.31 per barrel. Comparatively, depletion expense for the three months ended June 30, 1994 was calculated based on reserves computed utilizing an oil price of $18.25 per barrel while depletion expense for the three months ended March 31, 1994 was calculated based on reserves computed utilizing an oil price of $12.75 per barrel.

Abandoned property costs of $11,093 were incurred during the six months ended June 30, 1995 from the plugging and abandonment of one uneconomical well. There was no abandonment activity during the same period in 1994.

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from the managing general partner. The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. PPDLP received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $8,257,794, or $286.62 per limited partnership interest, in September 1993.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Trial is currently scheduled for April 1996, and assuming a successful defense, upon payment of the costs associated with the litigation, a second distribution will be made consisting of the balance of the settlement funds, including any accrued interest.

Three months ended June 30, 1995 compared with three months ended
  June 30, 1994

Revenues:

The Registrant's oil and gas revenues increased to $628,516 from $622,473 for the three months ended June 30, 1995 and 1994, respectively, an increase of $6,043. The increase in revenues resulted from a 10% increase in mcf of gas produced and sold and an increase in the average price received per barrel of oil, offset by an 8% decrease in barrels of oil produced and sold and a decrease in the average price received per mcf of gas. For the three months ended June 30, 1995, 26,488 barrels of oil were sold compared to 28,859 for the same period in 1994, a decrease of 2,371 barrels. For the three months ended June 30, 1995, 99,999 mcf of gas were sold compared to 90,632 for the same period in 1994, an increase of 9,367 mcf. The decrease in oil produced and sold was due to the decline characteristics of the Registrant's oil and gas properties, while the increase in gas produced and sold was the result of operational changes on several wells.

The average price received per barrel of oil increased $1.33 from $16.64 for the three months ended June 30, 1994 to $17.97 for the same period in 1995 while the average price received per mcf of gas decreased from $1.57 during the three months ended June 30, 1994 to $1.52 for the same period in 1995.

A gain of $35,068 on the sale of six wells was recognized during the three months ended June 30, 1995, resulting from proceeds received of $156,570 less the write-off of remaining capitalized well costs of $111,314 and a $10,188 payable due on the sale for post-closing adjustments.

Costs and Expenses:

Total costs and expenses increased to $605,041 for the three months ended June 30, 1995 as compared to $581,910 for the same period in 1994, an increase of $23,131, or 4%. This increase was due to increases in G&A, abandoned property costs and depletion, offset by a decline in production costs.

Production costs were $311,662 for the three months ended June 30, 1995 and $386,005 for the same period in 1994 resulting in a $74,343 decrease, or 19%. This decrease was primarily the result of declines in well repair and maintenance costs, workover expense and ad valorem taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased slightly from $18,641 for the three months ended June 30, 1994 to $18,856 for the same period in 1995.

Depletion was $263,430 for the three months ended June 30, 1995 compared to $177,264 for the same period in 1994. This represented an increase in depletion of $86,166, or 49%. Depletion was calculated on a property-by-property basis utilizing the unit-of-production method based upon the dominant mineral produced, generally oil, and using oil prices in effect at the end of the respective quarter. Oil production decreased 2,371 barrels for the three months ended June 30, 1995 from the same period in 1994. Depletion expense for the three months ended June 30, 1995 was calculated based on reserves computed utilizing an oil price of $16.31 per barrel. Comparatively, depletion expense for the three months ended June 30, 1994 was calculated based on reserves computed utilizing an oil price of $18.25 per barrel.

Abandoned property costs of $11,093 were incurred during the three months ended June 30, 1995 from the plugging and abandonment of one uneconomical well.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased to $564,612 during the six months ended June 30, 1995, a 37% increase from the same period ended June 30, 1994. This increase was due to an increase in oil and gas sales and a decrease in production costs, offset by an increase in abandoned property costs. The increase in oil and gas sales was due to an increase in the average prices received for both oil and gas and an increase in mcf of gas produced and sold. The decline in production costs was primarily the result of a decrease in workover expense. Abandoned property costs increased due to the abandonment of one well during the six months ended June 30, 1995 as compared to no abandonment activity for the same period in 1994.

Net Cash Provided by (Used in) Investing Activities

The Registrant's principal investing activities during the six months ended June 30, 1995 resulted in proceeds received of $35,183 derived from the disposal of oil and gas equipment on active properties. For the six months ended June 30, 1994, investment activities were $7,213 for expenditures related to repair and maintenance activity on various oil and gas properties.

Proceeds of $156,570 were received during the six months ended June 30, 1995 from the sale of six oil and gas wells.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1995 to cover distributions to the partners of $521,689 of which $516,473 was distributed to the limited partners and $5,216 to the managing general partner. For the same period ended June 30, 1994, cash was sufficient for distributions to the partners of $462,722 of which $458,095 was distributed to the limited partners and $4,627 to the managing general partner.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

Accounting Standard on Impairment of Long-Lived Assets

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 - Accounting for Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of ("FAS 121") regarding the impairment of long-lived assets, identifiable intangibles and goodwill related to those assets. FAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995, although earlier adoption is encouraged. The application of FAS 121 to oil and gas companies utilizing the successful efforts method (such as the Registrant) will require periodic determination of whether the book value of long-lived assets exceeds the future cash flows expected to result from the use of such assets and, if so, will require reduction of the carrying amount of the "impaired" assets to their estimated fair values. There is currently a great deal of uncertainty as to how FAS 121 will apply to oil and gas companies using the successful efforts method, including uncertainty regarding the determination of expected future cash flows from the relevant assets and, if an impairment is determined to exist, their estimated fair value. There is also uncertainty regarding the level at which the test might be applied. Given this uncertainty, the Registrant is currently unable to estimate the effect that FAS 121 will have on the Registrant's results of operations for the period in which it is adopted.


                       PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from PPDLP. The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. PPDLP received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $8,257,794, or $286.62 per limited partnership interest, in September 1993.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Trial is currently scheduled for April 1996 and, assuming a successful defense, upon payment of the costs associated with the litigation, a second distribution will be made consisting of the balance of the settlement funds, including any accrued interest.

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


                               PARKER & PARSLEY 87-A, LTD.

                          By:  Parker & Parsley Development L.P.,
                                Managing General Partner
                               By:  Parker & Parsley Petroleum USA, Inc.
                                    ("PPUSA"), General Partner




Dated:  August 9,1995     By:  /s/ Steven L. Beal
                             ---------------------------------------
                                 Steven L. Beal, Senior Vice
                                  President and Chief Financial
                                  Officer of PPUSA