Form 10-Q
period 1995-09-30
PARKER & PARSLEY 87-A LTD
filed 1995-11-13
CIK 810999

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON,  D. C.   20549

                             FORM 10-Q

  /x/    Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the quarterly period ended September 30, 1995, or

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

                        Page 1 of 13 pages.
                      There are no exhibits.

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements


                                 BALANCE SHEETS

                                                    September 30,  December 31,
                                                        1995           1994
                                                     (Unaudited)
                  ASSETS

Current assets:
  Cash and cash equivalents, including interest
     bearing deposits of $389,192 at September 30
     and $142,195 at December 31                    $   389,635    $   142,638
  Accounts receivab - oil and gas sales                 235,082        271,715
                                                     ----------     ----------

           Total current assets                         624,717        414,353

Oil and gas properties - at cost, based on the
  successful efforts accounting method               22,863,570     23,456,669
     Accumulated depletion                          (15,177,145)   (14,904,255)
                                                     ----------     ----------

           Net oil and gas properties                 7,686,425      8,552,414
                                                     ----------     ----------

                                                    $ 8,311,142    $ 8,966,767
                                                     ==========     ==========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                      $   197,719    $   159,856
  Accounts payable - other                               10,095             -
                                                     ----------     ----------

           Total current liabilities                    207,814        159,856

Partners' capital:
  Limited partners (28,811 interests)                 8,022,298      8,718,846
  Managing general partner                               81,030         88,065
                                                     ----------     ----------

                                                      8,103,328      8,806,911
                                                     ----------     ----------

                                                   $  8,311,142    $ 8,966,767
                                                    ===========     ==========



     The financial information included as of September 30, 1995 has been prepared by management without audit by independent public accountants.

     The accompanying notes are an integral part of these statements.

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                               Three months ended         Nine months ended
                                  September 30,             September 30,
                             -----------------------   -----------------------
                                1995         1994         1995         1994
                             ----------   ----------   ----------   ----------

Revenues:
   Oil and gas sales         $  546,238   $  643,385   $1,774,057   $1,815,381
   Interest income                6,509        2,927       12,962        6,373
   Salvage income from
     equipment disposal             922           -           922          598
   Gain on sale of assets            93           -        35,161           -
                              ---------    ---------    ---------    ---------

    Total revenues              553,762      646,312    1,823,102    1,822,352

Costs and expenses:
   Production costs             292,004      324,483      936,390    1,028,964
   General and administrative
     expenses                    16,366       18,454       53,201       53,521
   Depletion                    195,606      185,514      741,818      623,749
   Abandoned property costs         482           -        11,575           -
                              ---------    ---------    ---------    ---------

    Total costs and expenses    504,458      528,451    1,742,984    1,706,234
                              ---------    ---------    ---------    ---------

Net income                   $   49,304   $  117,861   $   80,118   $  116,118
                              =========    =========    =========    =========

Allocation of net income:
   Managing general partner  $      493   $    1,178   $      801   $    1,161
                              =========    =========    =========    =========

   Limited partners          $   48,811   $  116,683   $   79,317   $  114,957
                              =========    =========    =========    =========

Net income per limited
   partnership interest      $     1.69   $     4.05   $     2.75   $     3.99
                              =========    =========    =========    =========

Distributions per limited
   partnership interest      $     9.00   $     9.70   $    26.93   $    25.60
                              =========    =========    =========    =========



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

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
                                   (Unaudited)


                                        Managing
                                        general       Limited
                                        partner       partners        Total


Balance at January 1, 1994            $   98,267     $9,728,729     $9,826,996

    Distributions                         (7,450)      (737,473)      (744,923)

    Net income                             1,161        114,957        116,118
                                       ---------      ---------      ---------

Balance at September 30, 1994         $   91,978     $9,106,213     $9,198,191
                                       =========      =========      =========


Balance at January 1, 1995            $   88,065     $8,718,846     $8,806,911

    Distributions                         (7,836)      (775,865)      (783,701)

    Net income                               801         79,317         80,118
                                       ---------      ---------      ---------

Balance at September 30, 1995         $   81,030     $8,022,298     $8,103,328
                                       =========      =========      =========



     The financial information included herein has been prepared by management without audit by independent public accountants.

     The accompanying notes are an integral part of these statements.

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         Nine months ended
                                                           September 30,
                                                        1995           1994

Cash flows from operating activities:

   Net income                                        $   80,118     $  116,118
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion                                        741,818        623,749
       Salvage income from equipment disposal              (922)            -
       Gain on sale of assets                           (35,161)            -
   Changes in assets and liabilities:
       (Increase) decrease in accounts receivable        36,633         (7,665)
       Increase in accounts payable                      25,955         16,514
                                                      ---------      ---------

        Net cash provided by operating activities       848,441        748,716

Cash flows from investing activities:

   (Additions) disposals to oil and gas properties       24,765        (10,641)
   Proceeds from salvage income from equipment
     disposals                                              922             -
   Proceeds from sale of assets                         156,570             -
                                                      ---------      ---------

        Net cash provided by (used in) investing
          activities                                    182,257        (10,641)

Cash flows from financing activities:

   Cash distributions to partners                      (783,701)      (744,923)
                                                      ---------      ---------

Net increase (decrease) in cash and cash
  equivalents                                           246,997         (6,848)
Cash and cash equivalents at beginning of period        142,638        242,119
                                                      ---------      ---------

Cash and cash equivalents at end of period           $  389,635     $  235,271
                                                      =========      =========



     The financial information included herein has been prepared by management without audit by independent public accountants.

     The accompanying notes are an integral part of these statements.

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1995
                                   (Unaudited)

NOTE 1.

In the opinion of management, the unaudited financial statements as of September 30, 1995 of Parker & Parsley 87-A, Ltd. (the "Registrant") include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, the results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results for the full year ending December 31, 1995.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1994, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

NOTE 2.

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from the managing general partner, Parker & Parsley Development L.P. ("PPDLP") (see Item 2). The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter- partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $8,257,794, or $286.62 per limited partnership interest, in September 1993.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. Southmark intends to vigorously pursue appeal of the judgment. The summary judgment did not give Price any relief against the Registrant, and although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Trial against the Registrant is currently scheduled for April 1996.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

The Registrant was formed August 15, 1987. The managing general partner of the Registrant at December 31, 1994 was Parker & Parsley Development Company ("PPDC") which was merged into PPDLP on January 1, 1995. On January 1, 1995, PPDLP, a Texas limited partnership, became the sole managing general partner of the Registrant, by acquiring the rights and assuming the obligations of PPDC. PPDLP acquired PPDC's rights and obligations as managing general partner of the Registrant in connection with the merger of PPDC, P&P Producing, Inc. and Spraberry Development Corporation into MidPar LP., which survived the merger with a change of name to PPDLP. The sole general partner of PPDLP is Parker & Parsley Petroleum USA, Inc. PPDLP has the power and authority to manage, control and administer all Registrant affairs. The limited partners contributed $28,811,000 representing 28,811 interests ($1,000 per interest) sold to a total of 2,264 limited partners.

Since its formation, the Registrant invested $23,703,002 in various prospects that were drilled in Texas and Colorado. At September 30, 1995, the Registrant had 88 producing oil and gas wells. Three wells have been plugged and abandoned; one well in 1987, one well in 1988 and one well in 1995. In addition, five wells were sold during 1995.

RESULTS OF OPERATIONS

Nine months ended September 30, 1995 compared with nine months ended
   September  30, 1994

REVENUES:

The Registrant's oil and gas revenues decreased to $1,774,057 from $1,815,381 for the nine months ended September 30, 1995 and 1994, respectively, a decrease of 2%. The decrease in revenues resulted from a 13% decline in barrels of oil produced and sold, offset by a 4% increase in mcf of gas produced and sold and increases in the average prices received per barrel of oil and mcf of gas. For the nine months ended September 30, 1995, 76,373 barrels of oil were sold compared to 87,914 for the same period in 1994, a decrease of 11,541 barrels. For the nine months ended September 30, 1995, 279,297 mcf of gas were sold compared to 269,313 for the same period in 1994, an increase of 9,984 mcf. The decrease in oil production was due to the decline characteristics of the Registrant's oil and gas properties. The increase in gas production was the result of operational changes on several wells. Management expects a certain amount of decline in production in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $1.50, or 10%, from $15.71 for the nine months ended September 30, 1994 to $17.21 for the same period in 1995 while the average price received per mcf of gas increased from $1.61 during the nine months ended September 30, 1994 to $1.65 for the same period in 1995. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1995.

A gain of $35,161 on the sale of five wells was recognized during the nine months ended September 30, 1995, resulting from proceeds received of $156,570 less the write-off of remaining capitalized well costs of $111,314 and a $10,095 payable due on the sale for post-closing adjustments.

Salvage income of $922 and $598 for the nine months ended September 30, 1995 and 1994, respectively, was derived from equipment credits received on wells plugged and abandoned in prior years. Abandoned property costs of $11,575 were incurred on the abandonment of one uneconomical well during the the nine months ended September 30, 1995. There was no abandonment activity during the same period in 1994.

COSTS AND EXPENSES:

Total costs and expenses increased to $1,742,984 for the nine months ended September 30, 1995 as compared to $1,706,234 for the same period in 1994, an increase of $36,750. This increase was due to increases in depletion and abandoned property costs, offset by declines in production costs and general and administrative expenses ("G&A").

Production costs were $936,390 for the nine months ended September 30, 1995 and $1,028,964 for the same period in 1994, resulting in a $92,574 decrease, or 9%. This decrease was due to reductions in well repair, maintenance and workover costs.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased, in aggregate, from $53,521 for the nine months ended September 30, 1994 to $53,201 for the same period in 1995.

Depletion was $741,818 for the nine months ended September 30, 1995 compared to $623,749 for the same period in 1994. This represented an increase in depletion of $118,069, or 19%. Depletion was computed quarterly on a property-by-property basis utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 11,541 barrels for the nine months ended September 30, 1995 from the same period in 1994. Depletion expense for the nine months ended September 30, 1995 was calculated based on reserves computed utilizing an oil price of $16.31 per barrel. Comparatively, depletion expense for the three months ended September 30, 1994 and June 30, 1994 was calculated based on reserves computed utilizing an oil price of $18.25 per barrel while depletion expense for the three months ended March 31, 1994 was calculated based on reserves computed utilizing an oil price of $12.75 per barrel.

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from PPDLP. The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribu tion of $8,257,794, or $286.62 per limited partnership interest, in September 1993.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. Southmark intends to vigorously pursue appeal of the judgment. The summary judgment did not give Price any relief against the Registrant, and although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Trial against the Registrant is currently scheduled for April 1996.

Three months ended September 30, 1995 compared with three months ended
   September 30, 1994

REVENUES:

The Registrant's oil and gas revenues decreased to $546,238 from $643,385 for the three months ended September 30, 1995 and 1994, respectively, a decrease of 15%. The decrease in revenues resulted from an 18% decrease in barrels of oil produced and sold and a decrease in the average price received per barrel of oil, offset by a 3% increase in mcf of gas produced and sold and an increase in the average price received per mcf of gas. For the three months ended September 30, 1995, 23,554 barrels of oil were sold compared to 28,884 for the same period in 1994, a decrease of 5,330 barrels. For the three months ended September 30, 1995, 97,710 mcf of gas were sold compared to 95,192 for the same period in 1994, an increase of 2,518 mcf. The decrease in oil production was due to the decline characteristics of the Registrant's oil and gas properties. The increase in gas production was due to operational changes on several wells.

The average price received per barrel of oil decreased $.78, or 5%, from $17.23 for the three months ended September 30, 1994 to $16.45 for the same period in 1995 while the average price received per mcf of gas increased 6% from $1.53 during the three months ended September 30, 1994 to $1.62 in 1995.

A gain of $93 on the sale of five wells was recognized during the three months ended September 30, 1995 resulting from a receivable due on the sale for post-closing adjustments.

Salvage income of $922 for the three months ended September 30, 1995 was derived from equipment credits received on a well plugged and abandoned in a prior year. Abandoned property costs of $482 were incurred on the abandonment of one uneconomical well during the three months ended September 30, 1995. There was no abandonment activity for the same period in 1994.

COSTS AND EXPENSES:

Total costs and expenses decreased to $504,458 for the three months ended September 30, 1995 as compared to $528,451 for the same period in 1994, a decrease of $23,993 or 5%. This decrease was due to declines in production costs and G&A, offset by increases in depletion and abandoned property costs.

Production costs were $292,004 for the three months ended September 30, 1995 and $324,483 for the same period in 1994, resulting in a $32,479 decrease, or 10%. The decrease consisted of lower well repair and maintenance costs and production taxes, offset by an increase in ad valorem taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased, in aggregate, 11% from $18,454 for the three months ended September 30, 1994 to $16,366 for the same period in 1995.

Depletion was $195,606 for the three months ended September 30, 1995 compared to $185,514 for the same period in 1994. This represented an increase in depletion of $10,092, or 5%. Oil production decreased 5,330 barrels for the three months ended September 30, 1995 from the same period in 1994. Depletion expense for the three months ended September 30, 1995 was calculated based on reserves computed utilizing an oil price of $16.31 per barrel while depletion expense for the three months ended September 30, 1994 was calculated based on reserves computed utilizing an oil price of $18.25 per barrel.

LIQUIDITY AND CAPITAL RESOURCES

NET CASH PROVIDED BY OPERATING ACTIVITIES

Net cash provided by operating activities increased to $848,441 during the nine months ended September 30, 1995, a 13% increase from the same period ended September 30, 1994. This increase was due to a decrease in production costs. The decrease in production costs was primarily the result of a reduction in well repair and maintenance costs and workover expense.

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

The Registrant's investing activities during the nine months ended September 30, 1995 resulted in the receipt of $24,765 from the disposal of oil and gas equipment on active properties. For the nine months ended September 30, 1994, investing activities included $10,641 for expenditures related to repair and maintenance activity on several oil and gas properties.

Proceeds from salvage income of $922 from the sale of oil and gas equipment on a property abandoned in a prior year were received during the nine months ended September 30, 1995.

Proceeds of $156,570 from sale of assets were received from the sale of five wells during the nine months ended September 30, 1995.

NET CASH USED IN FINANCING ACTIVITIES

Cash was sufficient for the nine months ended September 30, 1995 to cover distributions to the partners of $783,701 of which $775,865 was distributed to the limited partners and $7,836 to the managing general partner. For the same period ended September 30, 1994, cash was sufficient for distributions to the partners of $744,923 of which $737,473 was distributed to the limited partners and $7,450 to the managing general partner.

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

                           PART II. OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from PPDLP. The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribu tion of $8,257,794, or $286.62 per limited partnership interest, in September 1993.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. Southmark intends to vigorously pursue appeal of the judgment. The summary judgment did not give Price any relief against the Registrant, and although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Trial against the Registrant is currently scheduled for April 1996.

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


                                    PARKER & PARSLEY 87-A, LTD.

                              By:   Parker & Parsley Development L.P.,
                                     Managing General Partner

                                    By:  Parker & Parsley Petroleum USA, Inc.
                                         ("PPUSA"), General Partner




Dated:  November 9, 1995      By:   /s/ Steven L. Beal
                                    --------------------------------------
                                    Steven L. Beal, Senior Vice President
                                     and Chief Financial Officer of PPUSA