Form 10-Q
period 1996-03-31
PARKER & PARSLEY 87-A LTD
filed 1996-05-13
CIK 810999

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

     /x/     Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended March 31, 1996, or

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

                                 Yes /x/ No / /

                               Page 1 of 14 pages.
                             There are no exhibits.

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 BALANCE SHEETS

                                                     March 31,   December 31,
                                                       1996          1995
                                                   ------------  ------------
                                                   (Unaudited)
              ASSETS
Current assets:
 Cash and cash equivalents, including
  interest bearing deposits of
  $363,108 at March 31 and $340,340
  at December 31                                   $    375,787  $     353,019
 Accounts receivable - oil and gas sales                284,494        261,155
                                                    -----------   ------------
     Total current assets                               660,281        614,174

Oil and gas properties - at cost, based
 on the successful efforts accounting
 method                                              22,176,226     22,340,532
  Accumulated depletion                             (15,944,912)   (15,981,095)
                                                    -----------    -----------
     Net oil and gas properties                       6,231,314      6,359,437
                                                    -----------    -----------
                                                   $  6,891,595   $  6,973,611
                                                    ===========    ===========
  LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
 Accounts payable - affiliate                      $    148,940   $    138,353
Partners' capital:
 Limited partners (28,811 interests)                  6,675,330      6,766,910
 Managing general partner                                67,325         68,348
                                                    -----------    -----------
                                                      6,742,655      6,835,258
                                                    -----------    -----------
                                                   $  6,891,595   $  6,973,611
                                                    ===========    ===========

         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three months ended
                                                             March 31,
                                                        1996          1995
                                                     ----------    ----------
Revenues:
 Oil and gas sales                                   $  601,403    $  599,303
 Interest income                                          4,539         2,913
 Salvage income from equipment disposals                 46,760            -
 Gain on abandoned property                               6,007            -
                                                      ---------     ---------
     Total revenues                                     658,709       602,216

Costs and expenses:
 Production costs                                       318,369       332,724
 General and administrative expenses                     18,042        17,979
 Depletion                                              132,205       282,782
 Abandoned property costs                                21,564            -
                                                      ---------     ---------
     Total costs and expenses                           490,180       633,485
                                                      ---------     ---------

Net income (loss)                                    $  168,529    $  (31,269)
                                                      =========     =========
Allocation of net income (loss):
 Managing general partner                            $    1,686    $     (312)
                                                      =========     =========

 Limited partners                                    $  166,843    $  (30,957)
                                                      =========     =========
Net income (loss) per limited
 partnership interest                                $     5.79    $    (1.07)
                                                      =========     =========
Distributions per limited
 partnership interest                                $     8.97    $     9.42
                                                      =========     =========

         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
                                   (Unaudited)



                                       Managing
                                       general      Limited
                                       partner      partners        Total
                                      ----------   -----------   -----------


Balance at January 1, 1995            $   88,065   $ 8,718,846   $ 8,806,911

Distributions                             (2,742)     (271,460)     (274,202)

Net loss                                    (312)      (30,957)      (31,269)
                                       ---------    ----------    ----------
Balance at March 31, 1995             $   85,011   $ 8,416,429   $ 8,501,440
                                       =========    ==========    ==========


Balance at January 1, 1996            $   68,348   $ 6,766,910   $ 6,835,258

Distributions                             (2,709)     (258,423)     (261,132)

Net income                                 1,686       166,843       168,529
                                       ---------    ----------    ----------
Balance at March 31, 1996             $   67,325   $ 6,675,330   $ 6,742,655
                                       =========    ==========    ==========



         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       Three months ended
                                                            March 31,
                                                       1996          1995
                                                    ----------    ----------
Cash flows from operating activities:
 Net income (loss)                                  $  168,529    $  (31,269)
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
   Depletion                                           132,205       282,782
   Gain on abandoned property                           (6,007)           -
   Salvage income from equipment disposals             (46,760)           -
 Changes in assets and liabilities:
   Decrease (increase) in accounts
    receivable                                         (23,339)        4,673
   Increase in accounts payable                         31,145        38,948
                                                     ---------     ---------
   Net cash provided by operating activities           255,773       295,134

Cash flows from investing activities:
 Additions to oil and gas properties                   (24,640)      (11,062)
 Proceeds from salvage income on equipment
  disposals                                             46,760            -
 Proceeds from equipment salvage on
  abandoned property                                     6,007            -
                                                     ---------     ---------
   Net cash provided by (used in)
    investing activities                                28,127       (11,062)

Cash flows from financing activities:
 Cash distributions to partners                       (261,132)     (274,202)
                                                     ---------     ---------
Net increase in cash and cash equivalents               22,768         9,870
Cash and cash equivalents at beginning
 of period                                             353,019       142,638
                                                     ---------     ---------
Cash and cash equivalents at end of period          $  375,787    $  152,508
                                                     =========     =========

         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996
                                   (Unaudited)


NOTE 1.

Parker & Parsley 87-A, Ltd. (the "Registrant") is a limited partnership organized in 1987 under the laws of the State of Texas.

The Registrant engages primarily in oil and gas development and production in the Spraberry Trend area of West Texas and Colorado and is not involved in any industry segment other than oil and gas.

NOTE 2.

In the opinion of management, the unaudited financial statements as of March 31, 1996 of the Registrant include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

NOTE 3.

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ- Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from Parker & Parsley Development L.P. ("PPDLP"). The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants, and Southmark, the Registrant, and the other plaintiffs indemnified the defendants against the claims of Jack N. Price. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988 in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit was without merit and has vigorously defended it, PPDLP has held in reserve approximately 12.5% of the total settlement (the "Reserve") pending final resolution of the litigation.

A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $8,257,794, or $286.62 per limited partnership interest, in September 1993. The allocation of the lawsuit settlement amount was based on the original verdict entered on October 26, 1990. The allocation to the working interest owners in each well (including the Registrant) was based on a ratio of the relative amount of damages due to overcharges for services and materials ("Materials") and damages for loss of past and future production ("Production"), each as determined in that initial judgment. Within the Registrant, damages for Materials were allocated between the partners based on their original sharing percentages for costs of acquiring and/or drilling of wells. Similarly, damages related to Production were allocated to the partners in the Registrant based on their respective share of revenues from the subject wells.

As a condition of the purchase by Parker & Parsley Petroleum Company of Parker & Parsley Development Company ("PPDC"), which was merged into PPDLP on January 1, 1995, from its former parent in May 1989, PPDC's interest in the lawsuit and subsequent settlement was retained by the former parent. Consequently, all of PPDC's share of the settlement related to its separately held interests in the wells and its partnership interests in the sponsored partnerships (except that portion allocable to interests acquired by PPDC after May 1989) was paid to the former parent.

On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. On January 22, 1996, the trial judge entered an interlocutory summary judgment against Dresser Industries and Baker Hughes for an amount yet to be determined. Pursuant to their indemnity obligations, the Registrant, Southmark, PPDLP and other original plaintiffs have vigorously protected the rights of both Dresser and Baker Hughes. Southmark has vigorously pursued its appeal of the judgment, and has posted a supersedeas bond using the Reserve as collateral. On April 29, 1996, all of the parties, including the Registrant and Southmark, entered into a $7.4 million settlement with Price which fully and finally resolves all of the litigation and disputes between the parties, including the Registrant's indemnity obligations to Dresser and Baker Hughes.

Pursuant to the settlement agreement, all of the pending lawsuits and judgments will be dismissed, the supersedeas bond released, and the Reserve released as collateral. It is expected that before the end of the third quarter, the necessary dismissals and releases will be effected, the managing general partner will conduct an accounting of income and expenses among the parties, and a final distribution will be made to the working interest owners, including the Registrant and its partners.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(1)

The Registrant was formed August 15, 1987. On January 1, 1995, Parker & Parsley Development L.P. ("PPDLP"), a Texas limited partnership, became the sole managing general partner of the Registrant, by acquiring the rights and assuming the obligations of Parker & Parsley Development Company ("PPDC"). PPDLP acquired PPDC's rights and obligations as managing general partner of the Registrant in connection with the merger of PPDC, P&P Producing, Inc. and Spraberry Development Corporation into MidPar L.P., which survived the merger with a change of name to PPDLP. PPDLP has the power and authority to manage, control and administer all Registrant affairs. The limited partners contributed $28,811,000 representing 28,811 interests ($1,000 per interest) sold to a total of 2,264 limited partners.

Since its formation, the Registrant invested $23,682,577 in various prospects that were drilled in Texas and Colorado. Two wells were completed as dry holes. Three wells have been plugged and abandoned due to uneconomical operations; one during 1995 and two during 1996. In addition, six wells were sold during 1995. At March 31, 1996, the Registrant had 85 producing oil and gas wells.

Results of Operations

Revenues:

The Registrant's oil and gas revenues increased to $601,403 from $599,303 for the three months ended March 31, 1996 and 1995, respectively, an increase of $2,100. The increase in revenues resulted from a 6% increase in mcf of gas produced and sold and increases in the average prices received per barrel of oil and mcf of gas, offset by a 16% decline in barrels of oil produced and sold. For the three months ended March 31, 1996, 22,221 barrels of oil were sold compared to 26,331 for the same period in 1995, a decrease of 4,110 barrels. For the three months ended March 31, 1996, 86,075 mcf of gas were sold compared to 81,588 for the same period in 1995, an increase of 4,487 mcf, resulting from operational changes on several wells. The decrease in oil production was due to the decline characteristics of the Registrant's oil and gas properties. Management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $1.80, or 11%, from $17.12 for the three months ended March 31, 1995 to $18.92 for the same period in 1996 while the average price received per mcf of gas increased 15%, from $1.82 during the three months ended March 31, 1995 to $2.10 in 1996. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 1996.

Salvage income of $46,760 received during the three months ended March 31, 1996 was derived from equipment credits received on one well abandoned in a prior year and on two fully depleted wells.

A gain of $6,007 was recognized during the three months ended March 31, 1996, resulting from the disposal of oil and gas equipment on the abandonment of one fully depleted well.

Costs and Expenses:

Total costs and expenses decreased to $490,180 for the three months ended March 31, 1996 as compared to $633,485 for the same period ended March 31, 1995, a decrease of $143,305, or 23%. This decrease was due to declines in production costs and depletion, offset by increases in general and administrative expenses ("G&A") and abandoned property costs.

Production costs were $318,369 for the three months ended March 31, 1996 and $332,724 for the same period in 1995 resulting in a decrease of $14,355, or 4%. The decrease was principally due to declines in ad valorem taxes and well repair and maintenance costs, offset by an increase in production taxes due to the increase in oil and gas revenues.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, from $17,979 for the three months ended March 31, 1995 to $18,042 for the same period in 1996. The Partnership agreement limits G&A to 3% of gross oil and gas revenues.

Depletion was $132,205 for the three months ended March 31, 1996 compared to $282,782 for the same period in 1995. This represented a decrease in depletion of $150,577, or 53%, primarily attributable to the adoption of the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" effective for the fourth quarter of 1995 and the reduction of net depletable basis resulting from the charge taken upon such adoption. Depletion was computed property-by-property utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 4,110 barrels for the three months ended March 31, 1996 from the same period in 1995, while oil reserves of barrels were revised upward by 42,523 barrels, or 4%.

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

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988 in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit was without merit and has vigorously defended it, PPDLP has held in reserve approximately 12.5% of the total settlement (the "Reserve") pending final resolution of the litigation.

A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $8,257,794, or $286.62 per limited partnership interest, in September 1993. The allocation of the lawsuit settlement amount was based on the original verdict entered on October 26, 1990. The allocation to the working interest owners in each well (including the Registrant) was based on a ratio of the relative amount of damages due to overcharges for services and materials ("Materials") and damages for loss of past and future production ("Production"), each as determined in that initial judgment. Within the Registrant, damages for Materials were allocated between the partners based on their original sharing percentages for costs of acquiring and/or drilling of wells. Similarly, damages related to Production were allocated to the partners in the Registrant based on their respective share of revenues from the subject wells.

As a condition of the purchase by Parker & Parsley Petroleum Company of PPDC, which was merged into PPDLP on January 1, 1995, from its former parent in May 1989, PPDC's interest in the lawsuit and subsequent settlement was retained by the former parent. Consequently, all of PPDC's share of the settlement related to its separately held interests in the wells and its partnership interests in the sponsored partnerships (except that portion allocable to interests acquired by PPDC after May 1989) was paid to the former parent.

On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. On January 22, 1996, the trial judge entered an interlocutory summary judgment against Dresser Industries and Baker Hughes for an amount yet to be determined. Pursuant to their indemnity obligations, the Registrant, Southmark, PPDLP and other original plaintiffs have vigorously protected the rights of both Dresser and Baker Hughes. Southmark has vigorously pursued its appeal of the judgment, and has posted a supersedeas bond using the Reserve as collateral. On April 29, 1996, all of the parties, including the Registrant and Southmark, entered into a $7.4 million settlement with Price which fully and finally resolves all of the litigation and disputes between the parties, including the Registrant's indemnity obligations to Dresser and Baker Hughes.

Pursuant to the settlement agreement, all of the pending lawsuits and judgments will be dismissed, the supersedeas bond released, and the Reserve released as collateral. It is expected that before the end of the third quarter, the necessary dismissals and releases will be effected, the managing general partner will conduct an accounting of income and expenses among the parties, and a final distribution will be made to the working interest owners, including the Registrant and its partners.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities:

Net cash provided by operating activities decreased to $255,773 during the three months ended March 31, 1996, a 13% decrease from the same period ended March 31, 1995. This decrease resulted from a decline in oil and gas sales receipts and increases in expenditures for abandoned property costs, offset by a decline in expenditures for production costs. The decline in oil and gas sales receipts was primarily due to decreased oil production. Abandoned property cost expenditures increased due to an absence of abandonment activity during the three months ended March 31, 1995. The decline in production cost expenditures was the result of less well repair and maintenance.

Net Cash Provided by (Used in) Investing Activities:

The Registrant's investing activities during the three months ended March 31, 1996 and 1995, respectively, included $24,640 and $11,062 in expenditures related to repair and maintenance activity on various oil and gas properties.

Proceeds from salvage income of $46,760 from the sale of oil and gas equipment on properties fully depleted or abandoned in prior years were received during the three months ended March 31, 1996.

One fully depleted property was abandoned during the three months ended March 31, 1996, resulting in the receipt of $6,007 in proceeds from the disposal of oil and gas equipment.

Net Cash Used in Financing Activities:

Cash was sufficient for the three months ended March 31, 1996 to cover distributions to the partners of $261,132 of which $258,423 was distributed to the limited partners and $2,709 to the managing general partner. For the same period ended March 31, 1995, cash was sufficient for distributions to the partners of $274,202 of which $271,460 was distributed to the limited partners and $2,742 to the managing general partner.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

- - ---------------

(1) "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward looking statements that involve risks and uncertainties. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward looking statements.



                       PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The Registrant is a party to material litigation which is described in Note 3 of Notes to Financial Statements above.

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


                              PARKER & PARSLEY 87-A, LTD.

                              By: Parker & Parsley Development L.P.,
                                  Managing General Partner

                                  By:  Parker & Parsley Petroleum USA, Inc.
                                       ("PPUSA"), General Partner




Dated:  May 13, 1996          By: /s/ Steven L. Beal
                                  ----------------------------------------
                                  Steven L. Beal, Senior Vice
                                  President and Chief Financial
                                  Officer of PPUSA