Form 10-Q
period 1996-06-30
PARKER & PARSLEY 87-A LTD
filed 1996-08-13
CIK 810999

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

  /x/    Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the quarterly period ended June 30, 1996, or

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

                                 Yes /x/ No / /

                               Page 1 of 16 pages.
                             There are no exhibits.

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                                 BALANCE SHEETS

                                                    June 30,     December 31,
                                                      1996           1995
                                                  ------------   ------------
                                                   (Unaudited)
              ASSETS
Current assets:
 Cash and cash equivalents, including
  interest bearing deposits of $894,916
  at June 30 and $340,340 at December 31          $    904,675   $    353,019
 Accounts receivable - oil and gas sales               258,177        261,155
                                                   -----------    -----------
     Total current assets                            1,162,852        614,174

Oil and gas properties - at cost, based
 on the successful efforts accounting
 method                                             20,106,840     22,340,532
  Accumulated depletion                            (14,199,700)   (15,981,095)
                                                   -----------    -----------
     Net oil and gas properties                      5,907,140      6,359,437
                                                   -----------    -----------
                                                  $  7,069,992   $  6,973,611
                                                   ===========    ===========
  LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
 Accounts payable - affiliate                     $    168,468   $    138,353
 Accounts payable - other                               12,943             -
                                                   -----------    -----------
     Total current liabilities                         181,411        138,353

Partners' capital:
 Limited partners (28,811 interests)                 6,811,316      6,766,910
 Managing general partner                               77,265         68,348
                                                   -----------    -----------
                                                     6,888,581      6,835,258
                                                   -----------    -----------
                                                  $  7,069,992   $  6,973,611
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

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                   Three months ended      Six months ended
                                       June 30,                June 30,
                                   1996        1995        1996        1995
                                ----------  ----------  ----------  ----------
Revenues:
 Oil and gas sales              $  626,733  $  628,516  $1,228,136  $1,227,819
 Interest income                     5,566       3,540      10,105       6,453
 Litigation settlement             848,304          -      848,304          -
 Gain on sale of assets            317,615      35,068     317,615      35,068
 Salvage income from
  equipment disposal                   257          -       47,017          -
 Gain (loss) on abandoned
  properties                        (3,455)         -        2,552          -
                                 ---------   ---------   ---------   ---------
   Total revenues                1,795,020     667,124   2,453,729   1,269,340
Costs and expenses:
 Production costs                  285,189     311,662     603,558     644,386
 General and adminis-
  trative expenses                  21,864      18,856      39,906      36,835
 Depletion                         123,608     263,430     255,813     546,212
 Abandoned property costs            4,444      11,093      26,008      11,093
                                 ---------   ---------   ---------   ---------
   Total costs and
    expenses                       435,105     605,041     925,285   1,238,526
                                 ---------   ---------   ---------   ---------
Net income                      $1,359,915  $   62,083  $1,528,444  $   30,814
                                 =========   =========   =========   =========
Allocation of net income:
 Managing general
  partner                       $   13,598  $      620  $   15,284  $     308
                                 =========   =========   =========   ========
 Limited partners               $1,346,317  $   61,463  $1,513,160  $  30,506
                                 =========   =========   =========   ========
Net income per limited
 partnership interest           $    46.73  $     2.13  $    52.52  $    1.06
                                 =========   =========   =========   ========
Distributions per limited
 partnership interest           $    42.01  $     8.51  $    50.98  $   17.93
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

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
                                   (Unaudited)




                                        Managing
                                        general      Limited
                                        partner      partners        Total
                                      -----------   -----------   -----------

Balance at January 1, 1995            $    88,065   $ 8,718,846   $ 8,806,911

Distributions                              (5,216)     (516,473)     (521,689)

Net income                                    308        30,506        30,814
                                       ----------    ----------    ----------
Balance at June 30, 1995              $    83,157   $ 8,232,879   $ 8,316,036
                                       ==========    ==========    ==========


Balance at January 1, 1996            $    68,348   $ 6,766,910   $ 6,835,258

Distributions                              (6,367)   (1,468,754)   (1,475,121)

Net income                                 15,284     1,513,160     1,528,444
                                       ----------    ----------    ----------
Balance at June 30, 1996              $    77,265   $ 6,811,316   $ 6,888,581
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

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Six months ended
                                                              June 30,
                                                        1996          1995
                                                     ----------    ----------
Cash flows from operating activities:
 Net income                                          $1,528,444    $   30,814
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Gain on sale of assets                              (317,615)      (35,068)
   Depletion                                            255,813       546,212
   Salvage income from equipment disposal               (47,017)           -
   Gain on abandoned property                            (2,552)           -
 Changes in assets and liabilities:
  Decrease in accounts receivable                         2,978         2,113
  Increase in accounts payable                           48,934        30,729
                                                      ---------     ---------
     Net cash provided by operating
      activities                                      1,468,985       574,800
Cash flows from investing activities:
 (Additions) disposals of oil and gas
  properties                                             (6,133)       35,183
 Proceeds from sale of assets                           510,693       146,382
 Proceeds from salvage income on
  equipment disposal                                     47,017            -
 Proceeds from equipment salvage on
  abandoned property                                      6,215            -
                                                      ---------     ---------
     Net cash provided by investing
      activities                                        557,792       181,565
Cash flows from financing activities:
 Cash distributions to partners                      (1,475,121)     (521,689)
                                                      ---------     ---------
Net increase in cash and cash equivalents               551,656       234,676
Cash and cash equivalents at beginning
 of period                                              353,019       142,638
                                                      ---------     ---------
Cash and cash equivalents at end of period           $  904,675    $  377,314
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

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996
                                   (Unaudited)


NOTE 1.

Parker & Parsley 87-A, Ltd. (the "Registrant") is a limited partnership organized in 1987 under the laws of the State of Texas.

The Registrant engages primarily in oil and gas development and production in the Spraberry Trend area of West Texas and Colorado and is not involved in any industry segment other than oil and gas.

NOTE 2.

In the opinion of management, the Registrant's unaudited financial statements as of June 30, 1996 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

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

On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. On January 22, 1996, the trial judge entered an interlocutory summary judgment against Dresser Industries and Baker Hughes for an amount to be determined. Pursuant to their indemnity obligations, the Registrant, Southmark, PPDLP and other original plaintiffs vigorously protected the rights of both Dresser and Baker Hughes. Southmark vigorously pursued its appeal of the judgment, and posted a supersedeas bond using the Reserve as collateral. On
April 29, 1996, all of the parties, including the Registrant and Southmark, entered into a $7.4 million settlement with Price which fully and finally resolves all of the litigation and disputes between the parties, including the Registrant's indemnity obligations to Dresser and Baker Hughes.

Pursuant to the settlement agreement, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. The managing general partner conducted an accounting of income and expenses among the parties, and, on June 28, 1996, made a final $9.3 million distribution to the working interest owners, including the Registrant and its partners, resulting in a distribution of $839,821 to the limited partners, or $29.15 per limited partnership interest. The distribution was allocated to the limited partners using the same methodology as the original $91 million distribution in 1993.

NOTE 4.

A gain of $317,615 on the sale of nine oil and gas wells and four saltwater disposal wells to Costilla Energy, L.L.C. was recognized during the six months ended June 30, 1996, resulting from proceeds received of $510,693 less the write-off of remaining capitalized well costs of $193,078. During the same period in 1995, a gain of $35,068 on the sale of six wells to the same company was recognized resulting from proceeds received of $146,382 less the write-off of remaining capitalized well costs of $111,314.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS (1)

Results of Operations

Six months ended June 30, 1996 compared with six months ended June 30, 1995

Revenues:

The Registrant's oil and gas revenues remained constant at $1,228,136 compared to $1,227,819 for the six months ended June 30, 1996 and 1995, respectively. Revenues were constant as a result of higher average prices received per barrel of oil and mcf of gas, offset by an 18% decline in barrels of oil produced and sold and a 9% decline in mcf of gas produced and sold. For the six months ended June 30, 1996, 43,296 barrels of oil were sold compared to 52,819 for the same period in 1995, a decrease of 9,523 barrels. Of the decrease, 1,355 barrels, or 3%, was attributable to the sale of nine oil and gas wells during the six months ended June 30, 1996, while the remaining decrease of 8,168 barrels, or 15%, was due to the decline characteristics of the Registrant's oil and gas properties. For the six months ended June 30, 1996, 164,461 mcf of gas were sold compared to 181,587 for the same period in 1995, a decrease of 17,126 mcf. The sale of nine oil and gas wells during the six months ended June 30, 1996 had no material effect on the decrease in gas production. Management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $2.70, or 15%, from $17.55 for the six months ended June 30, 1995 to $20.25 for the same period in 1996 while the average price received per mcf of gas increased 29% from $1.66 during the six months ended June 30, 1995 to $2.14 in 1996. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1996.

A gain of $317,615 on the sale of nine oil and gas wells and four saltwater disposal wells was recognized during the six months ended June 30, 1996, resulting from proceeds received of $510,693 less the write-off of remaining capitalized well costs of $193,078. During the same period in 1995, a gain of $35,068 on the sale of six wells was recognized, resulting from proceeds received of $146,382 less the write-off of remaining capitalized well costs of $111,314.

Salvage income of $47,017 received during the six months ended June 30, 1996 was derived from equipment credits received on one well abandoned in a prior year and two fully depleted wells.

A gain of $2,552 on the abandonment of one oil and gas well and one saltwater disposal well during the six months ended June 30, 1996 resulted from proceeds received of $6,215 from salvage of equipment, less the write-off of remaining capitalized well costs of $3,663. Associated costs incurred to plug and abandon these properties totaled $26,008 during this period. During the six months ended June 30, 1995, abandoned property costs of $11,093 were incurred from the plugging and abandonment of one uneconomical oil and gas well.

Costs and Expenses:

Total costs and expenses decreased to $925,285 for the six months ended June 30, 1996 as compared to $1,238,526 for the same period ended June 30, 1995, a decrease of $313,241, or 25%. This decrease was due to declines in production costs and depletion, offset by increases in general and administrative expenses ("G&A") and abandoned property costs.

Production costs were $603,558 for the six months ended June 30, 1996 and $644,386 for the same period in 1995 resulting in a decrease of $40,828, or 6%. The decrease was primarily the result of lower ad valorem taxes and less well repair and maintenance costs, offset by a slight increase in production taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 8% from $36,835 for the six months ended June 30, 1995 to $39,906 for the same period in 1996.

Depletion was $255,813 for the six months ended June 30, 1996 compared to $546,212 for the same period in 1995. This represented a decrease in depletion of $290,399, or 53%, primarily attributable to the adoption of the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121") effective the fourth quarter of 1995 and the reduction of net depletable basis resulting from the charge taken upon such adoption. In addition, $51,927 or 10% of the decrease was attributable to the sale of nine oil and gas wells during the six months ended June 30, 1996. Depletion was calculated on a property-by-property basis utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 9,523 barrels for the six months ended June 30, 1996 from the same period in 1995, while oil reserves were revised upward by 42,523 barrels, or 4%.

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

On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. On January 22, 1996, the trial judge entered an interlocutory summary judgment against Dresser Industries and Baker Hughes for an amount to be determined. Pursuant to their indemnity obligations, the Registrant, Southmark, PPDLP and other original plaintiffs vigorously protected the rights of both Dresser and Baker Hughes. Southmark vigorously pursued its appeal of the judgment, and posted a supersedeas bond using the Reserve as collateral. On
April 29, 1996, all of the parties, including the Registrant and Southmark, entered into a $7.4 million settlement with Price which fully and finally resolves all of the litigation and disputes between the parties, including the Registrant's indemnity obligations to Dresser and Baker Hughes.

Pursuant to the settlement agreement, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. The managing general partner conducted an accounting of income and expenses among the parties, and, on June 28, 1996, made a final $9.3 million distribution to the working interest owners, including the Registrant and its partners, resulting in a distribution of $839,821 to the limited partners, or $29.15 per limited partnership interest. The distribution was allocated to the limited partners using the same methodology as the original $91 million distribution in 1993.

Three months ended June 30, 1996 compared with three months ended June 30, 1995

Revenues:

The Registrant's oil and gas revenues decreased to $626,733 from $628,516 for the three months ended June 30, 1996 and 1995, respectively, a decrease of $1,783. The decrease in revenues resulted from a 20% decline in barrels of oil produced and sold and a 22% decline in mcf of gas produced and sold, offset by higher average prices received per barrel of oil and mcf of gas. For the three months ended June 30, 1996, 21,075 barrels of oil were sold compared to 26,488 for the same period in 1995, a decrease of 5,413 barrels. The sale of nine oil and gas wells during the three months ended June 30, 1996 had no material effect on the decrease in oil production. For the three months ended June 30, 1996, 78,386 mcf of gas were sold compared to 99,999 for the same period in 1995, a decrease of 21,613 mcf. Of the decrease, 1,714 mcf, or 2%, was attributable to the sale of nine oil and gas wells during the three months ended June 30, 1996, with the remaining decrease of 19,899 mcf, or 20%, due to the decline characteristics of the Registrant's oil and gas properties.

The average price received per barrel of oil increased $3.69, or 21%, from $17.97 for the three months ended June 30, 1995 to $21.66 for the same period in 1996 while the average price received per mcf of gas increased 43% from $1.52 during the three months ended June 30, 1995 to $2.17 for the same period in 1996.

A gain of $317,615 on the sale of nine oil and gas wells and four saltwater disposal wells was recognized during the three months ended June 30, 1996, resulting from proceeds received of $510,693 less the write-off of remaining capitalized well costs of $193,078. During the same period in 1995, a gain of $35,068 on the sale of six wells was recognized, resulting from proceeds received of $146,382 less the write-off of remaining capitalized well costs of $111,314.

Salvage income of $257 received during the three months ended June 30, 1996 was derived from equipment credits received on one well abandoned in a prior year.

A loss of $3,455 during the three months ended June 30, 1996 resulted from the plugging and abandonment of one uneconomical saltwater disposal well. Abandoned property costs of $4,444 were incurred during the same period from the abandonment of one oil and gas well and one saltwater disposal well. During the same period in 1995, abandoned property costs of $11,093 were incurred from the plugging and abandonment of one uneconomical oil and gas well.

Costs and Expenses:

Total costs and expenses decreased to $435,105 for the three months ended June 30, 1996 as compared to $605,041 for the same period in 1995, a decrease of $169,936, or 28%. This decrease was due to declines in production costs, depletion and abandoned property costs, offset by an increase in G&A.

Production costs were $285,189 for the three months ended June 30, 1996 and $311,662 for the same period in 1995 resulting in a $26,473 decrease, or 8%. This decrease was primarily the result of lower ad valorem taxes and less well repair and maintenance costs, offset by a slight increase in production taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 16% from $18,856 for the three months ended June 30, 1995 to $21,864 for the same period in 1996.

Depletion was $123,608 for the three months ended June 30, 1996 compared to $263,430 for the same period in 1995. This represented a decrease in depletion of $139,822, or 53%, primarily attributable to the adoption of the provisions of FAS 121 the fourth quarter of 1995, as discussed previously. In addition, $28,384 or 11% of the decrease was attributable to the sale of nine oil and gas wells during the three months ended June 30, 1996. Oil production decreased 5,413 barrels for the three months ended June 30, 1996 from the same period in 1995.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased during the six months ended June 30, 1996 $894,185 from the same period ended June 30, 1995. This increase was primarily due to the receipt of litigation proceeds and a decrease in production costs paid, offset by an increase in abandoned property costs.

Net Cash Provided by Investing Activities

During the six months ended June 30, 1996, the Registrant invested $6,133 for equipment replacement on various oil and gas properties. During the six months ended June 30, 1995, proceeds received of $35,183 were derived from equipment credits received on active properties.

Proceeds of $510,693 were received during the six months ended June 30, 1996 from the sale of nine oil and gas wells and four saltwater disposal wells. During the same period in 1995, proceeds of $146,382 were received from the sale of six oil and gas wells.

Proceeds of $47,017 received during the six months ended June 30, 1996 were attributable to credits received from the disposal of oil and gas equipment on one well abandoned in a prior year and two fully depleted wells.

Proceeds of $6,215 from equipment salvage resulted from the abandonment of one oil and gas well and one saltwater disposal well during the six months ended June 30, 1996.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1996 to cover distributions to the partners of $1,475,121 of which $1,468,754 was distributed to the limited partners and $6,367 to the managing general partner. For the same period ended June 30, 1995, cash was sufficient for distributions to the partners of $521,689 of which $516,473 was distributed to the limited partners and $5,216 to the managing general partner.

Cash distributions to the partners of $1,475,121 for the six months ended June 30, 1996 included $839,821 to the limited partners and $8,483 to the managing general partner, resulting from proceeds received in the litigation settlement as discussed in Note 3.

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



                           PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

The Registrant is party to material litigation which is described in Note 3 of Notes to Financial Statements above.

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


                                     PARKER & PARSLEY 87-A, LTD.

                                 By: Parker & Parsley Development L.P.,
                                      Managing General Partner
                                     By:  Parker & Parsley Petroleum USA, Inc.
                                         ("PPUSA"), General Partner




Dated:  August 12, 1996          By:  /s/ Steven L. Beal
                                    ---------------------------------------
                                    Steven L. Beal, Senior Vice
                                     President and Chief Financial
                                      Officer of PPUSA