Form 10-Q
period 1996-09-30
PARKER & PARSLEY 87-A LTD
filed 1996-11-06
CIK 810999

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


     / x /       Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1996

                                       or

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

                                Yes / x / No / /

                               Page 1 of 15 pages.
                             -There are no exhibits-

                           PARKER & PARSLEY 87-A, LTD.

                                TABLE OF CONTENTS


                                                                        Page
                          Part I. Financial Information

Item 1.   Financial Statements

          Balance Sheets as of September 30, 1996 and
             December 31, 1995   ....................................    3

          Statements of Operations for the three and nine
            months ended September 30, 1996 and 1995.................    4

          Statement of Partners' Capital for the nine months
            ended September 30, 1996.................................    5

          Statements of Cash Flows for the nine months ended
            September 30, 1996 and 1995..............................    6

          Notes to Financial Statements..............................    7

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations......................    9



                           Part II. Other Information

Item 1.   Legal Proceedings..........................................   14


          Signatures.................................................   15

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements
                                 BALANCE SHEETS
                                                  September 30,   December 31,
                                                      1996            1995
                                                  ------------    ------------
                                                   (Unaudited)
                  ASSETS

Current assets:
  Cash and cash equivalents, including interest
     bearing deposits of $868,632 at September 30
     and $340,340 at December 31                  $    869,003    $    353,019
  Accounts receivable - oil and gas sales              261,302         261,155
                                                   -----------     -----------
           Total current assets                      1,130,305         614,174
                                                   -----------     -----------

Oil and gas properties - at cost, based on
  the successful efforts accounting method          20,108,427      22,340,532
     Accumulated depletion                         (14,323,617)    (15,981,095)
                                                   -----------     -----------
           Net oil and gas properties                5,784,810       6,359,437
                                                   -----------     -----------
                                                  $  6,915,115    $  6,973,611
                                                   ===========     ===========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                    $    103,324    $    138,353
  Accounts payable - other                              13,178             -
                                                   -----------     -----------
           Total current liabilities                   116,502         138,353
                                                   -----------     -----------
Partners' capital:
  Limited partners (28,811 interests)                6,730,731       6,766,910
  Managing general partner                              67,882          68,348
                                                   -----------     -----------
                                                     6,798,613       6,835,258
                                                   -----------     -----------
                                                  $  6,915,115    $  6,973,611
                                                   ===========     ===========

The financial information included as of September 30, 1996 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                  Three months ended       Nine months ended
                                     September 30,            September 30,
                                ---------------------   -----------------------
                                   1996        1995        1996         1995
                                ---------   ---------   ----------   ----------
Revenues:
   Oil and gas                  $ 598,984   $ 546,238   $1,827,120   $1,774,057
   Interest                        11,058       6,509       21,163       12,962
   Litigation settlement              -           -        848,304          -
   Salvage income from equipment
     disposal                       5,493         922       52,510          922
   Gain on sale of assets             -            93      317,615       35,161
   Gain on abandoned properties       -           -          2,552          -
                                 --------    --------    ---------    ---------
                                  615,535     553,762    3,069,264    1,823,102
                                 --------    --------    ---------    ---------
Costs and expenses:
   Oil and gas production         237,860     292,004      841,418      936,390
   General and administrative      17,607      16,366       57,513       53,201
   Depletion                      123,917     195,606      379,730      741,818
   Abandoned property                 114         482       26,122       11,575
                                 --------    --------    ---------    ---------
                                  379,498     504,458    1,304,783    1,742,984
                                 --------    --------    ---------    ---------

Net income                      $ 236,037   $  49,304   $1,764,481   $   80,118
                                 ========    ========    =========    =========
Allocation of net income:
   Managing general partner     $   2,361   $     493   $   17,645   $      801
                                 ========    ========    =========    =========

   Limited partners             $ 233,676   $  48,811   $1,746,836   $   79,317
                                 ========    ========    =========    =========
Net income per limited
   partnership interest         $    8.11   $    1.69   $    60.63   $     2.75
                                 ========    ========    =========    =========
Distributions per limited
   partnership interest         $   10.91   $    9.00   $    61.89   $    26.93
                                 ========    ========    =========    =========

         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                    Managing
                                    general        Limited
                                    partner        partners          Total
                                   ---------     ------------     ------------


Balance at January 1, 1996         $  68,348     $  6,766,910     $  6,835,258

    Distributions                    (18,111)      (1,783,015)      (1,801,126)

    Net income                        17,645        1,746,836        1,764,481
                                    --------      -----------      -----------

Balance at September 30, 1996      $  67,882     $  6,730,731     $  6,798,613
                                    ========      ===========      ===========






         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Nine months ended
                                                           September 30,
                                                       1996           1995
                                                    -----------    ----------
Cash flows from operating activities:

   Net income                                       $ 1,764,481    $   80,118
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion                                        379,730       741,818
       Salvage income from equipment disposal           (52,510)         (922)
       Gain on abandoned properties                      (2,552)          -
       Gain on sale of assets                          (317,615)      (35,161)
   Changes in assets and liabilities:
       (Increase) decrease in accounts receivable          (147)       36,633
       Increase (decrease) in accounts payable          (16,433)       25,955
                                                     ----------     ---------
        Net cash provided by operating activities     1,754,954       848,441
                                                     ----------     ---------
Cash flows from investing activities:

   (Additions) disposals to oil and gas properties       (7,262)       24,765
   Proceeds from salvage income on equipment
     disposals                                           52,510           922
   Proceeds from equipment salvage on abandoned
     properties                                           6,215           -
   Proceeds from sale of assets                         510,693       156,570
                                                     ----------     ---------
        Net cash provided by investing activities       562,156       182,257
                                                     ----------     ---------
Cash flows from financing activities:

   Cash distributions to partners                    (1,801,126)     (783,701)
                                                     ----------     ---------

Net increase in cash and cash equivalents               515,984       246,997
Cash and cash equivalents at beginning of period        353,019       142,638
                                                     ----------     ---------
Cash and cash equivalents at end of period          $   869,003    $  389,635
                                                     ==========     =========

         The financial information included herein has been prepared by management without audit by independent public accountants.

        The accompanying notes are an integral part of these statements.

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996
                                   (Unaudited)



Note 1.

Parker & Parsley 87-A, Ltd. (the "Registrant") is a limited partnership organized in 1987 under the laws of the State of Texas.

The Registrant engages primarily in oil and gas development and production in the Spraberry Trend area of West Texas and in Colorado and is not involved in any industry segment other than oil and gas.

Note 2.

In the opinion of management, the Registrant's unaudited financial statements as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

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

Pursuant to the settlement agreement, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. On June 28, 1996, a final distribution was made to the working interest owners, including $839,821, or $29.15 per limited partnership interest to the Registrant and its partners.

Note 4.

A gain of $317,615 on the sale of nine oil and gas wells and four saltwater disposal wells to Costilla Energy, L.L.C. was recognized during the nine months ended September 30, 1996, resulting from proceeds received of $510,693 less the write-off of remaining capitalized well costs of $193,078. During the same period in 1995, a gain of $35,161 on the sale of six wells to the same company was recognized resulting from proceeds received of $146,475 less the write-off of remaining capitalized well costs of $111,314.

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations (1)

Results of Operations

Nine months ended  September 30, 1996 compared with nine months ended  September
  30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $1,827,120 from $1,774,057 for the nine months ended September 30, 1996 and 1995, respectively, an increase of 3%. The increase in revenues resulted from higher average prices received per barrel of oil and mcf of gas, offset by an 18% decrease in barrels of oil produced and sold and a 10% decrease in mcf of gas produced and sold. For the nine months ended September 30, 1996, 62,490 barrels of oil were sold compared to 76,373 for the same period in 1995, a decrease of 13,883 barrels. Of the decrease, 4,216 barrels, or 5%, was attributable to the sale of nine oil and gas wells during the nine months ended September 30, 1996, while the remaining decrease of 9,667, or 13%, was due to the decline characteristics of the Registrant's oil and gas properties. For the nine months ended September 30, 1996, 252,449 mcf of gas were sold compared to 279,297 for the same period in 1995, a decrease of 26,848 mcf. The sale of nine oil and gas wells during the nine months ended September 30, 1996 had no material effect on the decrease in gas production. Because of the decline characteristics of the Registrant's oil and gas properties, management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $3.55 or 21%, from $17.21 for the nine months ended September 30, 1995 to $20.76 for the same period in 1996 while the average price received per mcf of gas increased 28% from $1.65 during the nine months ended September 30, 1995 to $2.10 for the same period in 1996. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1996.

A gain of $317,615 on the sale of nine oil and gas wells and four saltwater disposal wells was recognized during the nine months ended September 30, 1996, resulting from proceeds received of $510,693 less the write-off of remaining capitalized well costs of $193,078. During the same period in 1995, a gain of $35,161 on the sale of five wells was recognized, resulting from proceeds received of $146,475 less the write-off of remaining capitalized well costs of $111,314.

Salvage income of $52,510 received for the nine months ended September 30, 1996 was derived from equipment sales proceeds on one well abandoned in a prior year and three fully depleted wells. During the same period in 1995, salvage income of $922 was derived from equipment sales proceeds received on wells plugged and abandoned in prior years.

A gain of $2,552 on the abandonment of one oil and gas well and one saltwater disposal well during the nine months ended September 30, 1996, resulted from proceeds received of $6,215 from equipment credits, less the write-off of remaining capitalized well costs of $3,663. Associated costs incurred to plug and abandon these properties totaled $26,122 during this period. During the same period in 1995, abandoned property costs of $11,575 were incurred on the abandonment of one uneconomical well.

Costs and Expenses:

Total costs and expenses decreased to $1,304,783 for the nine months ended September 30, 1996 as compared to $1,742,984 for the same period in 1995, a decrease of $438,201, or 25%. This decrease was due to declines in production costs and depletion, offset by increases in general and administrative expenses ("G&A") and abandoned property costs.

Production costs were $841,418 for the nine months ended September 30, 1996 and $936,390 for the same period in 1995, resulting in a $94,972 decrease, or 10%. This decrease was due to reductions in well repair and maintenance costs.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 7%, from $53,201 for the nine months ended September 30, 1995 to $57,513 for the same period in 1996.

Depletion was $379,730 for the nine months ended September 30, 1996 compared to $741,818 for the same period in 1995, representing a decrease of $362,088, or 49%. This decrease was primarily attributable to the following factors: (i) a reduction in the Registrant's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"), (ii) a reduction in oil production of 13,883 barrels for the nine months ended September 30, 1996 as compared to the same period in 1995, partially due to the sale of properties during 1996, and (iii) an increase in oil and gas reserves during the third quarter of 1996 as a result of higher commodity prices.
                                       10

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

Pursuant to the settlement agreement, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. On June 28, 1996, a final distribution was made to the working interest owners, including $839,821, or $29.15 per limited partnership interest to the Registrant and its partners.

Three months ended September 30, 1996 compared with three months ended September
  30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $598,984 from $546,238 for the three months ended September 30, 1996 and 1995, respectively, an increase of 10%. The increase in revenues resulted from higher prices received per barrel of oil and mcf of gas, offset by a 19% decrease in barrels of oil produced and sold and a 10% decrease in mcf of gas produced and sold. For the three months ended September 30, 1996, 19,194 barrels of oil were sold compared to 23,554 for the same period in 1995, a decrease of 4,360 barrels. Of the decrease, 2,861 barrels, or 12%, was attributable to the sale of nine oil and gas wells during the three months ended September 30, 1996, while the remaining decrease of 1,499 barrels, or 7%, was due to the decline characteristics of the Registrant's oil and gas properties. For the three months ended September 30, 1996, 87,988 mcf of gas were sold compared to 97,710 for the same period in 1995, a decrease of 9,722 mcf. Of the decrease, 1,674 mcf, or 2%, was attributable to the sale of nine oil and gas wells during the three months ended September 30, 1996, while the remaining 8,048 mcf, or 8%, was due to the decline characteristics of the Registrant's oil and gas properties.

The average price received per barrel of oil increased $5.46, or 33%, from $16.45 for the three months ended September 30, 1995 to $21.91 for the same period in 1996 while the average price received per mcf of gas increased 25% from $1.62 during the three months ended September 30, 1995 to $2.03 in 1996.

A gain of $93 on the prior period sale of five wells was recognized during the three months ended September 30, 1995 resulting from a receivable due on the sale for post-closing adjustments.

Salvage income of $5,493 received during the three months ended September 30, 1996 consisted of proceeds received from equipment sales on one fully depleted well. For the same period in 1995, salvage income of $922 was derived from the receipt of equipment sales proceeds on a well plugged and abandoned in a prior year.
                                       12

Abandoned property costs of $114 were incurred during the three months ended September 30, 1996 from the abandonment of one oil and gas well and one saltwater disposal well . During the same period in 1995, abandoned property costs of $482 were incurred on the abandonment of one uneconomical well.

Costs and Expenses:

Total costs and expenses decreased to $379,498 for the three months ended September 30, 1996 as compared to $504,458 for the same period in 1995, a decrease of $124,960 or 25%. This decrease was due to declines in oil and gas production and depletion, offset by increases in G&A and abandoned property costs.

Production costs were $237,860 for the three months ended September 30, 1996 and $292,004 for the same period in 1995, resulting in a $54,144 decrease, or 19%, which resulted from lower well repair and maintenance costs.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 8% from $16,366 for the three months ended September 30, 1995 to $17,607 for the same period in 1995.

Depletion was $123,917 for the three months ended September 30, 1996 compared to $195,606 for the same period in 1995, representing a decrease of $71,689, or 37%, primarily attributable to the following factors: (i) a reduction in the Registrant's net depletable basis from charges taken in accordance with FAS 121,
(ii) a reduction in oil production of 4,360 barrels for the three months ended September 30, 1996 as compared to the same period in 1995, and (iii) an increase in oil and gas reserves during the third quarter of 1996 as a result of higher commodity prices.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $906,513 during the nine months ended September 30, 1996 from the same period ended September 30, 1995. This increase was due to the receipt of litigation proceeds as discussed in Note 3 and a decrease in production costs, offset by an increase in abandoned property costs.

Net Cash Provided by Investing Activities

During the nine months ended September 30, 1996, the Registrant invested $7,262 in expenditures related to equipment replacement on various oil and gas properties. The Registrant's investing activities during the nine months ended September 30, 1995 resulted in the receipt of $24,765 from the disposal of oil and gas equipment on active properties.

Proceeds of $52,510 received during the nine months ended September 30, 1996 were attributable to credits received from the sale of oil and gas equipment on one well abandoned in a prior year and three fully depleted wells. Proceeds from salvage income of $922 from the sale of oil and gas equipment on a property abandoned in a prior year were received during the nine months ended September 30, 1995.

Proceeds of $6,215 were received from the salvage of equipment on properties abandoned during the nine months ended September 30, 1996.

Proceeds from sale of assets of $510,693 were received during the nine months ended September 30, 1996 from the sale of nine oil and gas wells and four saltwater disposal wells. Proceeds of $156,570 from sale of assets were received from the sale of five wells during the nine months ended September 30, 1995.

Net Cash Used in Financing Activities

Cash was sufficient for the nine months ended September 30, 1996 to cover distributions to the partners of $1,801,126 of which $1,783,015 was distributed to the limited partners and $18,111 to the managing general partner. For the same period ended September 30, 1995, cash was sufficient for distributions to the partners of $783,701 of which $775,865 was distributed to the limited partners and $7,836 to the managing general partner.

Cash  distributions  to the  partners of  $1,801,126  for the nine months  ended
September 30, 1996 included $839,821 to the limited partners and $8,483 to the managing general partner resulting from proceeds received in the litigation settlement as discussed in Note 3.

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



                           Part II. Other Information

Item 1.    Legal Proceedings

During April 1996, the Registrant completed the settlement of a material litigation to which it was a party. This litigation and settlement thereof is described in Note 3 of Notes to Financial Statements above.

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


                                    PARKER & PARSLEY 87-A, LTD.

                              By:   Parker & Parsley Development L.P.,
                                     Managing General Partner

                                    By:    Parker & Parsley Petroleum USA, Inc.
                                           ("PPUSA"), General Partner




Dated:  November 6, 1996     By:   /s/ Steven L. Beal
                                    -----------------------------------------
                                    Steven L. Beal, Senior Vice President
                                      and Chief Financial Officer of PPUSA