Form 10-Q
period 1997-03-31
PARKER & PARSLEY 87-A LTD
filed 1997-05-12
CIK 810999

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


/ x /            Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1997

                                       or

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

                                Yes / x / No / /

                               Page 1 of 10 pages.

                             -There are no exhibits-

                           PARKER & PARSLEY 87-A, LTD.

                                TABLE OF CONTENTS


                                                                        Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of March 31, 1997 and
             December 31, 1996........................................    3

           Statements of Operations for the three months
             ended March 31, 1997 and 1996............................    4

           Statement of Partners' Capital for the three months
             ended March 31, 1997.....................................    5

           Statements of Cash Flows for the three months
             ended March 31, 1997 and 1996............................    6

           Notes to Financial Statements..............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K...........................    9

           27.    Financial Data Schedule

           Signatures.................................................   10

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.  Financial Statements

                                 BALANCE SHEETS



                                                    March 31,      December 31,
                                                      1997             1996
                                                  ------------     ------------
                                                  (Unaudited)

                       ASSETS

Current assets:
  Cash and cash equivalents, including interest
    bearing deposits of $311,153 at March 31
    and $481,457 at December 31                   $    311,353     $    481,657
  Accounts receivable:
    Oil and gas sales                                  280,192          382,030
    Affiliate                                          130,346              -
                                                   -----------      -----------
          Total current assets                         721,891          863,687
                                                   -----------      -----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method              20,114,210       20,111,127
Accumulated depletion                              (14,940,861)     (14,802,983)
                                                   -----------      -----------
          Net oil and gas properties                 5,173,349        5,308,144
                                                   -----------      -----------
                                                  $  5,895,240     $  6,171,831
                                                   ===========      ===========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                    $     48,097     $    148,584

Partners' capital:
  Managing general partner                              58,468           60,229
  Limited partners (28,811 interests)                5,788,675        5,963,018
                                                   -----------      -----------
                                                     5,847,143        6,023,247
                                                   -----------      -----------
                                                  $  5,895,240     $  6,171,831
                                                   ===========      ===========



  The financial information included as of March 31, 1997 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                      Three months ended
                                                           March 31,
                                                  ---------------------------
                                                     1997             1996
                                                  ----------       ----------
Revenues:
  Oil and gas                                     $  659,978       $  601,403
  Interest                                             6,352            4,539
  Salvage income from equipment disposal                 -             46,760
  Gain on abandoned property                             -              6,007
                                                   ---------        ---------
                                                     666,330          658,709
                                                   ---------        ---------
Costs and expenses:
  Oil and gas production                             231,887          318,369
  General and administrative                          20,132           18,042
  Depletion                                          137,878          132,205
  Abandoned property                                     -             21,564
                                                   ---------        ---------
                                                     389,897          490,180
                                                   ---------        ---------
Net income                                        $  276,433       $  168,529
                                                   =========        =========
Allocation of net income:
  Managing general partner                        $    2,764       $    1,686
                                                   =========        =========
  Limited partners                                $  273,669       $  166,843
                                                   =========        =========
Net income per limited partnership interest       $     9.50       $     5.79
                                                   =========        =========
Distributions per limited partnership interest    $    15.55       $     8.97
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

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                       Managing
                                       general       Limited
                                       partner       partners         Total
                                      ---------     ----------     ----------

Balance at January 1, 1997            $  60,229     $5,963,018     $6,023,247

  Distributions                          (4,525)      (448,012)      (452,537)

  Net income                              2,764        273,669        276,433
                                       --------      ---------      ---------

Balance at March 31, 1997             $  58,468     $5,788,675     $5,847,143
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

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Three months ended
                                                               March 31,
                                                       ------------------------
                                                          1997          1996
                                                       ----------    ----------
Cash flows from operating activities:
  Net income                                           $  276,433    $  168,529
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depletion                                           137,878       132,205
      Salvage income from equipment disposal                  -         (46,760)
      Gain on abandoned property                              -          (6,007)
  Changes in assets and liabilities:
    Increase in accounts receivable                       (28,508)      (23,339)
    Increase (decrease) in accounts payable               (99,216)       31,145
                                                        ---------     ---------
      Net cash provided by operating activities           286,587       255,773
                                                        ---------     ---------
Cash flows from investing activities:
  Additions to oil and gas properties                      (4,354)      (24,640)
  Proceeds from salvage income on equipment disposal          -          46,760
  Proceeds from equipment salvage on abandoned
    property                                                  -           6,007
                                                        ---------     ---------
      Net cash provided by (used in) investing
        activities                                         (4,354)       28,127
                                                        ---------     ---------
Cash flows from financing activities:
  Cash distributions to partners                         (452,537)     (261,132)
                                                        ----------    ---------
Net increase (decrease) in cash and cash equivalents     (170,304)       22,768
Cash and cash equivalents at beginning of period          481,657       353,019
                                                        ---------     ---------
Cash and cash equivalents at end of period             $  311,353    $  375,787
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

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley 87-A, Ltd. (the "Partnership") is a limited partnership organized in 1987 under the laws of the State of Texas.

The Partnership engages primarily in oil and gas development and production in the Spraberry Trend area of West Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements as of March 31, 1997 of the Partnership include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations (1)

Results of Operations

Revenues:

The Partnership's oil and gas revenues increased to $659,978 from $601,403 for the three months ended March 31, 1997 and 1996, respectively, an increase of 10%. The increase in revenues resulted from higher average prices received per barrel of oil and mcf of gas, offset by a 13% decline in barrels of oil produced and sold, and a 14% decline in mcf of gas produced and sold. For the three months ended March 31, 1997, 19,422 barrels of oil were sold compared to 22,221 for the same period in 1996, a decrease of 2,799 barrels. Of the decrease, 2,257 barrels, or 10%, was attributable to the sale of nine oil and gas wells during 1996. The remaining decrease of 3%, or 542 barrels, was due to the decline characteristics of the Partnership's oil and gas properties. For the three months ended March 31, 1997, 73,613 mcf of gas were sold compared to 86,075 for the same period in 1996, a decrease of 12,462 mcf. Of the decrease, 3,013 mcf, or 3%, was attributable to the sale of nine oil and gas wells during 1996. The remaining decrease of 9,449 mcf, or 11%, was due to the decline characteristics of the Partnership's oil and gas properties.

Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $3.13, or 17%, from $18.92 for the three months ended March 31, 1996 to $22.05 for the same period in 1997, while the average price received per mcf of gas increased 50%, from $2.10 during the three months ended March 31, 1996 to $3.15 for the same period in 1997. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 1997.

Salvage income of $46,760 received during the three months ended March 31, 1996 was derived from equipment credits received on one well abandoned in a prior year and on two fully depleted wells.

A gain of $6,007 was recognized during the three months ended March 31, 1996, resulting from the disposal of oil and gas equipment on the abandonment of one fully depleted well.

Costs and Expenses:

Total costs and expenses decreased to $389,897 for the three months ended March 31, 1997 as compared to $490,180 for the same period ended March 31, 1996, a decrease of $100,283, or 20%. This decrease was due to declines in production costs and abandoned property costs, offset by increases in general and administrative expenses ("G&A") and depletion.

Production costs were $231,887 for the three months ended March 31, 1997 and $318,369 for the same period in 1996, resulting in a decrease of $86,482, or 27%. Of the decrease, $29,859, or 9%, was attributable to the sale of nine oil and gas wells and four saltwater disposal wells during 1996. The remaining decrease of 18%, or $56,623, was due to a decline in well repair and maintenance costs.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 12% from $18,042 for the three months ended March 31, 1996 to $20,132 for the same period in 1997.

Depletion was $137,878 for the three months ended March 31, 1997 compared to $132,205 for the same period in 1996. This represented an increase in depletion of $5,673, or 4%. The increase was primarily attributable to a downward revision of oil and gas reserves, offset by a decline in oil production of 2,799 barrels for the three months ended March 31, 1997 compared to the same period in 1996, and the sale of nine oil and gas wells during 1996.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities:

Net cash provided by operating activities increased $30,814 during the three months ended March 31, 1997 from the same period in 1996. This increase resulted from an increase in oil and gas sales receipts and a decline in abandoned property costs, offset by an increase in expenditures for production costs.

Net Cash Provided by (Used in) Investing Activities:

The Partnership's principal investing activities during the three months ended March 31, 1997 and 1996 were related to the addition of oil and gas equipment on active properties.

Proceeds from salvage income of $46,760 from the sale of oil and gas equipment on properties fully depleted or abandoned in prior years were received during the three months ended March 31, 1996.

Proceeds from equipment salvage of $6,007 were received from one well plugged and abandoned during the three months ended March 31, 1996.

Net Cash Used in Financing Activities:

Cash was sufficient for the three months ended March 31, 1997 to cover distributions to the partners of $452,537 of which $448,012 was distributed to the limited partners and $4,525 to the managing general partner. For the same period ended March 31, 1996, cash was sufficient for distributions to the partners of $261,132 of which $258,423 was distributed to the limited partners and $2,709 to the managing general partner.

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


                           Part II. Other Information


Item 6.     Exhibits and Reports on Form 8-K

(a)    Exhibits

       27.    Financial Data Schedule

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


                                      PARKER & PARSLEY 87-A, LTD.

                                By:   Parker & Parsley Development L.P.,
                                       Managing General Partner

                                      By:   Parker & Parsley Petroleum USA, Inc.
                                             ("PPUSA"), General Partner




Dated:  May 12, 1997            By:     /s/ Steven L. Beal
                                      --------------------
                                      Steven L. Beal, Senior Vice President
                                       and Chief Financial Officer of PPUSA