Form 10-Q
period 1997-06-30
PARKER & PARSLEY 87-A LTD
filed 1997-08-12
CIK 810999

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


   / x /        Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1997

                                       or

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

                                Yes / x / No / /

                               Page 1 of 12 pages.
                            Exhibit index on page 11.

                           PARKER & PARSLEY 87-A, LTD.

                                TABLE OF CONTENTS


                                                                         Page
                                                                         ----
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 1997 and
              December 31, 1996   ......................................    3

           Statements of Operations for the three and six
             months ended June 30, 1997 and 1996........................    4

           Statement of Partners' Capital for the six months
             ended June 30, 1997........................................    5

           Statements of Cash Flows for the six months ended
             June 30, 1997 and 1996.....................................    6

           Notes to Financial Statements................................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................    7


                      Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K.............................   11

           27.   Financial Data Schedule

           Signatures...................................................   12

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements
                                 BALANCE SHEETS
                                                    June 30,       December 31,
                                                      1997             1996
                                                  ------------     ------------
                                                   (Unaudited)
                      ASSETS

Current assets:
  Cash and cash equivalents, including interest
     bearing deposits of $446,913 at June 30
     and $481,457 at December 31                  $    447,512     $    481,657
  Accounts receivable - oil and gas sales              231,985          382,030
                                                   -----------      -----------
          Total current assets                         679,497          863,687
                                                   -----------      -----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method              20,117,363       20,111,127
Accumulated depletion                              (15,065,363)     (14,802,983)
                                                   -----------      -----------
          Net oil and gas properties                 5,052,000        5,308,144
                                                   -----------      -----------
                                                  $  5,731,497     $  6,171,831
                                                   ===========      ===========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                    $     63,296     $    148,584

Partners' capital:
  Managing general partner                              56,659           60,229
  Limited partners (28,811 interests)                5,611,542        5,963,018
                                                   -----------      -----------
                                                     5,668,201        6,023,247
                                                   -----------      -----------
                                                  $  5,731,497     $  6,171,831
                                                   ===========      ===========

   The financial information included as of June 30, 1997 has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                             financial statements.

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                Three months ended         Six months ended
                                     June 30,                  June 30,
                              ----------------------    -----------------------
                                 1997        1996          1997         1996
                              ---------   ----------    ----------   ----------
Revenues:
  Oil and gas                 $ 506,039   $  626,733    $1,166,017   $1,228,136
  Interest                        6,664        5,566        13,016       10,105
  Gain on sale of assets            -        317,615           -        317,615
  Salvage income from
    equipment disposal              -            257           -         47,017
  Gain (loss) on abandoned
    properties                      -         (3,455)          -          2,552
  Litigation settlement             -        848,304           -        848,304
                               --------    ---------     ---------    ---------
                                512,703    1,795,020     1,179,033    2,453,729
                               --------    ---------     ---------    ---------
Costs and expenses:
  Oil and gas production        256,211      285,189       488,098      603,558
  General and administrative     14,849       21,864        34,981       39,906
  Depletion                     124,502      123,608       262,380      255,813
  Abandoned property                -          4,444           -         26,008
                               --------    ---------     ---------    ---------
                                395,562      435,105       785,459      925,285
                               --------    ---------     ---------    ---------
Net income                    $ 117,141   $1,359,915    $  393,574   $1,528,444
                               ========    =========     =========    =========
Allocation of net income:
  Managing general partner    $   1,172   $   13,598    $    3,936   $   15,284
                               ========    =========     =========    =========
  Limited partners            $ 115,969   $1,346,317    $  389,638   $1,513,160
                               ========    =========     =========    =========
Net income per limited
  partnership interest        $    4.02   $    46.73    $    13.52   $    52.52
                               ========    =========     =========    =========
Distributions per limited
  partnership interest        $   10.17   $    42.01    $    25.72   $    50.98
                               ========    =========     =========    =========

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

                                            PARKER & PARSLEY 87-A, LTD.
                                           (A Texas Limited Partnership)

                                          STATEMENT OF PARTNERS' CAPITAL
                                                    (Unaudited)




                                       Managing
                                       general       Limited
                                       partner       partners        Total
                                      ---------     ----------     ----------

Balance at January 1, 1997            $  60,229     $5,963,018     $6,023,247

    Distributions                        (7,506)      (741,114)      (748,620)

    Net income                            3,936        389,638        393,574
                                       --------      ---------      ---------

Balance at June 30, 1997              $  56,659     $5,611,542     $5,668,201
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

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Six months ended
                                                               June 30,
                                                      -------------------------
                                                         1997           1996
                                                      ----------    -----------
Cash flows from operating activities:
  Net income                                          $  393,574    $ 1,528,444
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Gain on sale of assets                                -         (317,615)
       Depletion                                         262,380        255,813
       Salvage income from equipment disposal                -          (47,017)
       Gain on abandoned property                            -           (2,552)
  Changes in assets and liabilities:
     Decrease in accounts receivable                     150,045          2,978
     Increase (decrease) in accounts payable             (84,017)        48,934
                                                       ---------     ----------
          Net cash provided by operating
            activities                                   721,982      1,468,985
                                                       ---------     ----------
Cash flows from investing activities:
  Additions to oil and gas properties                     (7,507)        (6,133)
  Proceeds from sale of assets                               -          510,693
  Proceeds from salvage income on equipment disposal         -           47,017
  Proceeds from equipment salvage on abandoned
    property                                                 -            6,215
                                                       ---------     ----------
          Net cash provided by (used in) investing
            activities                                    (7,507)       557,792
                                                       ---------     ----------
Cash flows from financing activities:
  Cash distributions to partners                        (748,620)    (1,475,121)
                                                       ---------     ----------
Net increase (decrease) in cash and cash equivalents     (34,145)       551,656
Cash and cash equivalents at beginning of period         481,657        353,019
                                                       ---------     ----------
Cash and cash equivalents at end of period            $  447,512    $   904,675
                                                       =========     ==========

         The financial information included herein has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                             financial statements.

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (Unaudited)

Note 1.     Basis of presentation

In the opinion of management, the unaudited financial statements of Parker & Parsley 87-A, Ltd. (the "Partnership") as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Controller, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 1997 compared with six months ended
  June 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 5% to $1,166,017 from $1,228,136 for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The decrease in revenues resulted from a 13% decline in barrels of oil produced and sold and an 8% decline in mcf of gas produced and sold, offset by higher average prices received per barrel of oil and mcf of gas. For the six months ended June 30, 1997, 37,617 barrels of oil were sold compared to 43,296 for the same period in 1996, a decrease of 5,679 barrels. Of the decrease, 3,192 barrels, or 7%, were attributable to the sale of nine oil and gas wells during 1996, while the remaining decrease of 2,487 barrels, or 6%, were due to the decline characteristics of the Partnership's oil and gas properties. For the six months ended June 30, 1997, 152,012 mcf of gas were sold compared to 164,461 for the same period in 1996, a decrease of 12,449 mcf. The sale of nine oil and gas wells during 1996 had no material effect on the decrease in gas production. Due to the decline characteristics of the Partnership's oil and gas properties, management expects a certain amount of decline in production to continue in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased slightly from $20.25 for the six months ended June 30, 1996 to $20.40 for the same period in 1997, while the average price received per mcf of gas increased 22% from $2.14 during the six months ended June 30, 1996 to $2.62 in 1997. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1997.

A gain of $317,615 on the sale of nine oil and gas wells and four saltwater disposal wells to Costilla Energy, L.L.C. was recognized during the six months ended June 30, 1996.

Salvage income of $47,017 received during the six months ended June 30, 1996 was derived from equipment credits received on one well abandoned in a prior year and two fully depleted wells.

A gain of $2,552 resulted from the abandonment of one oil and gas well and one saltwater disposal well during the six months ended June 30, 1996. Associated costs incurred to plug and abandon these properties totaled $26,008 during this period.

On April 29, 1996, Southmark Corporation, the managing general partner and the Partnership entered into a final $7.4 million settlement agreement with Jack N. Price resolving all outstanding litigation between the parties. As a result, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. On June 28, 1996, a final distribution was made to the working interest owners of $848,304, which included $839,821, or $29.15 per limited partnership interest, to the Partnership and its partners.

Costs and Expenses:

Total costs and expenses decreased to $785,459 for the six months ended June 30, 1997 as compared to $925,285 for the same period ended June 30, 1996, a decrease of $139,826, or 15%. This decrease was due to declines in production costs, abandoned property costs and general and administrative expenses ("G&A"), offset by an increase in depletion.

Production costs were $488,098 for the six months ended June 30, 1997 and $603,558 for the same period in 1996 resulting in a decrease of $115,460, or 19%. Of the decrease, $42,780, or 7%, was attributable to the sale of nine oil and gas wells and four saltwater disposal wells during 1996. The remaining decrease of 12% was due to a decline in well repair and maintenance costs.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 12% from $39,906 for the six months ended June 30, 1996 to $34,981 for the same period in 1997.

Depletion was $262,380 for the six months ended June 30, 1997 compared to $255,813 for the same period in 1996. This represented an increase in depletion of $6,567, or 3%, primarily attributable to a decline in oil reserves during 1997 as a result of lower commodity prices.

Three months ended June 30, 1997 compared with three months ended
  June 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 19% to $506,039 from $626,733 for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. The decrease in revenues resulted from declines in the average prices received per barrel of oil and mcf of gas and a 14% decline in barrels of oil produced and sold, offset by a slight increase in mcf of gas produced and sold. For the three months ended June 30, 1997, 18,195 barrels of oil were sold compared to 21,075 for the same period in 1996, a decrease of 2,880 barrels. Of the decrease, 936 barrels, or 4%, was attributable to the sale of nine oil and gas wells during 1996. The remaining decrease of 1,944 barrels, or 9%, was due to the decline characteristics of the Partnership's oil and gas properties. For the three months ended June 30, 1997, 78,399 mcf of gas were sold compared to 78,386 for the same period in 1996, an increase of 13 mcf. The sale of nine oil and gas wells during 1996 had no material effect on the Partnership's gas production.

The average price received per barrel of oil decreased $3.03, or 14%, from $21.66 for the three months ended June 30, 1996 to $18.63 for the same period in 1997, while the average price received per mcf of gas decreased slightly from $2.17 during the three months ended June 30, 1996 to $2.13 for the same period in 1997.

A gain of $317,615 on the sale of nine oil and gas wells and four saltwater disposal wells to Costilla Energy, L.L.C. was recognized during the three months ended June 30, 1996.

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

On April 29, 1996, Southmark Corporation, the managing general partner and the Partnership entered into a final $7.4 million settlement agreement with Jack N. Price resolving all outstanding litigation between the parties. As a result, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. On June 28, 1996, a final distribution was made to the working interest owners of $848,304, which included $839,821, or $29.15 per limited partnership interest, to the Partnership and its partners.

Costs and Expenses:

Total costs and expenses decreased to $395,562 for the three months ended June 30, 1997 as compared to $435,105 for the same period in 1996, a decrease of $39,543, or 9%. This decrease was due to declines in production costs, G&A and abandoned property costs, offset by an increase in depletion.

Production costs were $256,211 for the three months ended June 30, 1997 and $285,189 for the same period in 1996 resulting in a $28,978 decrease, or 10%. Of the decrease, $13,216, or 5%, was attributable to the sale of nine oil and gas wells and four saltwater disposal wells during 1996. The remaining decrease of 5% was due to a decline in well repair and maintenance costs.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 32% from $21,864 for the three months ended June 30, 1996 to $14,849 for the same period in 1997.

Depletion was $124,502 for the three months ended June 30, 1997 compared to $123,608 for the same period in 1996. This represented an increase in depletion of $894.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $747,003 during the six months ended June 30, 1997 from the same period ended June 30, 1996. This decrease was primarily due to the receipt of litigation proceeds during 1996 as discussed in Item 2 and an increase in production costs and abandoned property costs paid, offset by an increase in oil and gas sales receipts.

Net Cash Provided by (Used in) Investing Activities

The Partnership's principal investing activities during the six months ended June 30, 1997 and 1996 were for expenditures related to equipment replacement on various oil and gas properties.

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

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1997 to cover distributions to the partners of $748,620 of which $7,506 was distributed to the managing general partner and $741,114 to the limited partners. For the same period ended June 30, 1996, cash was sufficient for distributions to the partners of $1,475,121 of which $6,367 was distributed to the managing general partner and $1,468,754 to the limited partners. Cash distributions to the partners of $1,475,121 for the six months ended June 30, 1996 included $8,483 to the managing general partner and $839,821 to the limited partners, resulting from proceeds received in the litigation settlement as discussed in Item 2.

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


                                       PARKER & PARSLEY 87-A, LTD.

                                 By:   Parker & Parsley Development L.P.,
                                        Managing General Partner
                                       By:  Parker & Parsley Petroleum USA, Inc.
                                             ("PPUSA"), General Partner




Dated:  August 12, 1997          By:     /s/ Rich Dealy
                                       -------------------------------
                                       Rich Dealy, Controller of PPUSA