Form 10-Q
period 1997-09-30
PARKER & PARSLEY 87-A LTD
filed 1997-11-10
CIK 810999

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


 / x /           Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1997

                                       or

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

                           PARKER & PARSLEY 87-A, LTD.

                                TABLE OF CONTENTS


                                                                       Page
                          Part I. Financial Information

Item 1.   Financial Statements

          Balance Sheets as of September 30, 1997 and
             December 31, 1996   ....................................    3

          Statements of Operations for the three and nine
            months ended September 30, 1997 and 1996.................    4

          Statement of Partners' Capital for the nine months
            ended September 30, 1997.................................    5

          Statements of Cash Flows for the nine months ended
            September 30, 1997 and 1996..............................    6

          Notes to Financial Statements..............................    7

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations......................    7


                           Part II. Other Information

Item 6.   Exhibits and Reports on Form 8-K...........................   11

          27.   Financial Data Schedule

          Signatures.................................................   12

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS

                                                  September 30,   December 31,
                                                      1997            1996
                                                  ------------    -----------
                                                    (Unaudited)
                  ASSETS

Current assets:
  Cash and cash equivalents, including interest
     bearing deposits of $376,576 at September
     30 and $481,457 at December 31               $    376,939    $    481,657
  Accounts receivable - oil and gas sales              239,004         382,030
                                                   -----------     -----------
           Total current assets                        615,943         863,687
                                                   -----------     -----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method              20,129,537      20,111,127
Accumulated depletion                              (15,179,474)    (14,802,983)
                                                   -----------     -----------
           Net oil and gas properties                4,950,063       5,308,144
                                                   -----------     -----------
                                                  $  5,566,006    $  6,171,831
                                                   ===========     ===========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                    $     76,032    $    148,584

Partners' capital:
  Managing general partner                              54,875          60,229
  Limited partners (28,811 interests)                5,435,099       5,963,018
                                                   -----------     -----------
                                                     5,489,974       6,023,247
                                                   -----------     -----------
                                                  $  5,566,006    $  6,171,831
                                                   ===========     ===========



The financial information included as of September 30, 1997 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                   Three months ended       Nine months ended
                                      September 30,           September 30,
                                 ---------------------   -----------------------
                                    1997        1996        1997         1996
                                 ---------   ---------   ----------   ----------
Revenues:
   Oil and gas                   $ 470,111   $ 598,984   $1,636,128   $1,827,120
   Interest                          6,319      11,058       19,335       21,163
   Litigation settlement               -           -            -        848,304
   Gain on disposition of assets        16       5,493           16      372,677
                                  --------    --------    ---------    ---------
                                   476,446     615,535    1,655,479    3,069,264
                                  --------    --------    ---------    ---------
Costs and expenses:
   Oil and gas production          270,678     237,860      758,776      841,418
   General and administrative       14,103      17,607       49,084       57,513
   Depletion                       114,111     123,917      376,491      379,730
   Abandoned property                  -           114          -         26,122
                                  --------    --------    ---------    ---------
                                   398,892     379,498    1,184,351    1,304,783
                                  --------    --------    ---------    ---------
Net income                       $  77,554   $ 236,037   $  471,128   $1,764,481
                                  ========    ========    =========    =========
Allocation of net income:
   Managing general partner      $     775   $   2,361   $    4,711   $   17,645
                                  ========    ========    =========    =========
   Limited partners              $  76,779   $ 233,676   $  466,417   $1,746,836
                                  ========    ========    =========    =========
Net income per limited
   partnership interest          $    2.67   $    8.11   $    16.19   $    60.63
                                  ========    ========    =========    =========
Distributions per limited
   partnership interest          $    8.79   $   10.91   $    34.51   $    61.89
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

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                     Managing
                                     general      Limited
                                     partner      partners        Total
                                    ---------    ----------    -----------


Balance at January 1, 1997          $  60,229    $5,963,018    $ 6,023,247

    Distributions                     (10,065)     (994,336)    (1,004,401)

    Net income                          4,711       466,417        471,128
                                     --------     ---------     ----------

Balance at September 30, 1997       $  54,875    $5,435,099    $ 5,489,974
                                     ========     =========     ==========




         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Nine months ended
                                                            September 30,
                                                     --------------------------
                                                         1997           1996
                                                     -----------    -----------
Cash flows from operating activities:
  Net income                                         $   471,128    $ 1,764,481
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion                                         376,491        379,730
       Gain on disposition of assets                         (16)      (372,677)
  Changes in assets and liabilities:
       (Increase) decrease in accounts receivable        143,026           (147)
       Decrease in accounts payable                      (71,281)       (16,433)
                                                      ----------     ----------
         Net cash provided by operating activities       919,348      1,754,954
                                                      ----------     ----------
Cash flows from investing activities:
  Additions to oil and gas properties                    (19,681)        (7,262)
  Proceeds from disposition of assets                         16        569,418
                                                      ----------     ----------
         Net cash provided by (used in) investing
           activities                                    (19,665)       562,156
                                                      ----------     ----------
Cash flows from financing activities:
  Cash distributions to partners                      (1,004,401)    (1,801,126)
                                                      ----------     ----------
Net increase (decrease) in cash and cash equivalents    (104,718)       515,984
Cash and cash equivalents at beginning of period         481,657        353,019
                                                      ----------     ----------
Cash and cash equivalents at end of period           $   376,939    $   869,003
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

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997
                                   (Unaudited)

Note 1.     Basis of presentation

In the opinion of management, the unaudited financial statements of Parker & Parsley 87-A, Ltd. (the "Partnership") as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications have been made to prior period statements in order to conform to 1997 financial presentations.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Controller, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

As of August 8, 1997, Pioneer Natural Resources USA, Inc. ("Pioneer USA") became the general partner of the Partnership. Prior to August 8, 1997, the Partnership's general partner was Parker & Parsley Development L.P. ("PPDLP"), a wholly-owned subsidiary of Parker & Parsley Petroleum Company ("Parker & Parsley"). On August 7, 1997, Parker & Parsley and Mesa Inc. received shareholder approval to merge and create Pioneer Natural Resources Company ("Pioneer"). On August 8, 1997, PPDLP was merged with and into Pioneer USA, a wholly-owned subsidiary of Pioneer, resulting in Pioneer USA becoming the general partner of the Partnership as PPDLP's successor by merger. For a more complete description of the Parker & Parsley and Mesa Inc. merger, see Pioneer's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission.

Results of Operations

Nine months ended September 30, 1997 compared with nine months ended
  September 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 10% to $1,636,128 from $1,827,120 for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The decrease in revenues resulted from declines in barrels of oil and mcf of gas produced and sold and a lower average price received per barrel of oil, offset by a higher average price received per mcf of gas. For the nine months ended September 30, 1997, 54,494 barrels of oil were sold compared to 62,490 for the same period in 1996, a decrease of 7,996 barrels or 13%. Of the decrease, 2,809 barrels, or 5%, was attributable to the sale of nine oil and gas wells during the nine months ended September 30, 1996, while the remaining decrease of 5,187, or 8%, was due to the decline characteristics of the Partnership's oil and gas properties. For the nine months ended September 30, 1997, 226,881 mcf of gas were sold compared to 252,449 for the same period in 1996, a decrease of 25,568 mcf, or 10%. The sale of nine oil and gas wells during the nine months ended September 30, 1996 had no material effect on the decrease in gas production. Because of the decline characteristics of the Partnership's oil and gas properties, management expects a certain amount of decline in production to continue in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased $1.05, or 5%, from $20.76 for the nine months ended September 30, 1996 to $19.71 for the same period in 1997, while the average price received per mcf of gas increased 18% from $2.10 during the nine months ended September 30, 1996 to $2.48 for the same period in 1997. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1997.

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

A gain on disposition of assets of $372,677, received during the nine months ended September 30, 1996, was comprised of sales proceeds of $317,615 from the sale of nine oil and gas wells and four saltwater disposal wells to Costilla Energy, L.L.C. Salvage income of $52,510 was derived from equipment sales proceeds received on one well abandoned in a prior year and two fully depleted wells, along with a $2,552 gain on abandonment resulting from the abandonment of one oil and gas well and one saltwater disposal well during the nine months ended September 30, 1996.

Costs and Expenses:

Total costs and expenses decreased to $1,184,351 for the nine months ended September 30, 1997 as compared to $1,304,783 for the same period in 1996, a decrease of $120,432, or 9%. This decrease was due to declines in production costs, abandoned property costs, general and administrative expenses ("G&A") and depletion.

Production costs were $758,776 for the nine months ended September 30, 1997 and $841,418 for the same period in 1996, resulting in an $82,642 decrease, or 10%. Of the decrease, $42,780, or 5%, was attributable to the sale of nine oil and gas wells and four saltwater disposal wells during 1996. The remaining decrease of 5% was due to lower well maintenance costs.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 15%, from $57,513 for the nine months ended September 30, 1996 to $49,084 for the same period in 1997.

Depletion was $376,491 for the nine months ended September 30, 1997 compared to $379,730 for the same period in 1996, representing a decrease of $3,239. This decrease was primarily attributable to a decline in oil production of 7,996 barrels for the nine months ended September 30, 1997 as compared to the same period in 1996, offset by a decline in oil reserves during 1997 as a result of lower commodity prices.

Abandoned property costs of $26,122 were incurred during the nine months ended September 30, 1996 from the abandonment of one oil and gas well and one saltwater disposal well.

Three months ended September 30, 1997 compared with three months ended September
  30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 22% to $470,111 from $598,984 for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. The decrease in revenues resulted from a lower average price received per barrel of oil and declines in barrels of oil and mcf of gas produced and sold , offset by a higher average price received per mcf of gas. For the three months ended September 30, 1997, 16,877 barrels of oil were sold compared to 19,194 for the same period in 1996, a decrease of 2,317 barrels or 12%. For the three months ended September 30, 1997, 74,869 mcf of gas were sold compared to 87,988 for the same period in 1996, a decrease of 13,119 mcf, or 15%. The decreases in production were due to the decline characteristics of the Partnership's oil and gas properties.

The average price received per barrel of oil decreased $3.71, or 17%, from $21.91 for the three months ended September 30, 1996 to $18.20 for the same period in 1997, while the average price received per mcf of gas increased 7% from $2.03 during the three months ended September 30, 1996 to $2.18 in 1997.

A gain on disposition of assets of $5,493, received during the three months ended September 30, 1996, was attributable to salvage income from equipment credits received on one well abandoned in a prior year.

Costs and Expenses:

Total costs and expenses increased to $398,892 for the three months ended September 30, 1997 as compared to $379,498 for the same period in 1996, an increase of $19,394, or 5%. This increase was due to higher production costs, offset by declines in depletion, G&A and abandoned property costs.

Production costs were $270,678 for the three months ended September 30, 1997 and $237,860 for the same period in 1996, resulting in a $32,818 increase, or 14%, due to additional well maintenance and workover costs incurred in an effort to stimulate well production and higher ad valorem taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 20% from $17,607 for the three months ended September 30, 1996 to $14,103 for the same period in 1997.

Depletion was $114,111 for the three months ended September 30, 1997 compared to $123,917 for the same period in 1996, representing a decrease of $9,806, or 8%.

Abandoned property costs of $114 were incurred during the three months ended September 30, 1996 from the abandonment of one oil and gas well and one saltwater disposal well.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $835,606 during the nine months ended September 30, 1997 from the same period ended September 30, 1996. This decrease was primarily due to the receipt of litigation proceeds during 1996 as discussed in Item 2 and a decline in oil and gas sales receipts, offset by decreases in production costs paid and abandoned property costs paid.

Net Cash Provided by (Used in) Investing Activities

During the nine months ended September 30, 1997 and 1996, the Partnership invested in expenditures related to equipment replacement on various oil and gas properties.

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

Net Cash Used in Financing Activities

Cash was sufficient for the nine months ended September 30, 1997 to cover distributions to the partners of $1,004,401 of which $10,065 was distributed to the managing general partner and $994,336 to the limited partners. For the same period ended September 30, 1996, cash was sufficient for distributions to the partners of $1,801,126 of which $18,111 was distributed to the managing general partner and $1,783,015 to the limited partners. Cash distributions to the partners of $1,801,126 for the nine months ended September 30, 1996 included $8,483 to the managing general partner and $839,821 to the limited partners resulting from proceeds received in the litigation settlement as discussed in
Item 2.

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

(b)  Reports on Form 8-K - none.

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)



                               S I G N A T U R E S



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            PARKER & PARSLEY 87-A, LTD.

                                   By:      Pioneer Natural Resources USA, Inc.
                                             Managing General Partner





Dated:  November 10, 1997          By:      /s/ Rich Dealy
                                            --------------------------------
                                            Rich Dealy, Vice President and
                                              Controller