Form 10-Q
period 1998-03-31
PARKER & PARSLEY 87-A LTD
filed 1998-05-04
CIK 810999

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


             / x / Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1998

                                       or

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

                                Yes / x / No / /

                           PARKER & PARSLEY 87-A, LTD.

                                TABLE OF CONTENTS


                                                                          Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of March 31, 1998 and
              December 31, 1997   .......................................    3

           Statements of Operations for the three months
             ended March 31, 1998 and 1997...............................    4

           Statement of Partners' Capital for the three months
             ended March 31, 1998........................................    5

           Statements of Cash Flows for the three months
             ended March 31, 1998 and 1997...............................    6

           Notes to Financial Statements.................................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.........................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K..............................   10

           27.1   Financial Data Schedule

           Signatures....................................................   11

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.  Financial Statements
                                 BALANCE SHEETS

                                                      March 31,    December 31,
                                                        1998           1997
                                                    ------------   ------------
                                                     (Unaudited)
                       ASSETS
Current assets:
  Cash and cash equivalents, including interest
    bearing deposits of $333,514 at March 31
    and $383,491 at December 31                     $    333,878   $    383,854
  Accounts receivable:
    Oil and gas sales                                    216,307        290,867
                                                     -----------    -----------
          Total current assets                           550,185        674,721
                                                     -----------    -----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method                20,136,224     20,138,832
Accumulated depletion                                (16,119,592)   (16,020,451)
                                                     -----------    -----------
          Net oil and gas properties                   4,016,632      4,118,381
                                                     -----------    -----------
                                                    $  4,566,817   $  4,793,102
                                                     ===========    ===========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                      $     54,278   $     56,856

Partners' capital:
  Managing general partner                                45,099         47,336
  Limited partners (28,811 interests)                  4,467,440      4,688,910
                                                     -----------    -----------
                                                       4,512,539      4,736,246
                                                     -----------    -----------
                                                    $  4,566,817   $  4,793,102
                                                     ===========    ===========

  The financial information included as of March 31, 1998 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                    Three months ended
                                                         March 31,
                                                 -----------------------
                                                    1998          1997
                                                 ---------     ---------
Revenues:
  Oil and gas                                    $ 422,646     $ 659,978
  Interest                                           5,534         6,352
  Gain on disposition of assets                        765           -
                                                  --------      --------
                                                   428,945       666,330
                                                  --------      --------
Costs and expenses:
  Oil and gas production                           282,861       231,887
  General and administrative                        12,680        20,132
  Depletion                                         99,141       137,878
                                                  --------      --------
                                                   394,682       389,897
                                                  --------      --------
Net income                                       $  34,263     $ 276,433
                                                  ========      ========
Allocation of net income:
  Managing general partner                       $     342     $   2,764
                                                  ========      ========
  Limited partners                               $  33,921     $ 273,669
                                                  ========      ========
Net income per limited partnership interest      $    1.18     $    9.50
                                                  ========      ========
Distributions per limited partnership interest   $    8.86     $   15.55
                                                  ========      ========


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

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                     Managing
                                     general        Limited
                                     partner        partners         Total
                                    ----------     ----------     ----------

Balance at January 1, 1998          $   47,336     $4,688,910     $4,736,246

  Distributions                         (2,579)      (255,391)      (257,970)

  Net income                               342         33,921         34,263
                                     ---------      ---------      ---------

Balance at March 31, 1998           $   45,099     $4,467,440     $4,512,539
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

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Three months ended
                                                               March 31,
                                                      -------------------------
                                                         1998           1997
                                                      ----------     ----------
Cash flows from operating activities:
  Net income                                          $   34,263     $  276,433
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depletion                                           99,141        137,878
      Gain on disposition of assets                         (765)           -
  Changes in assets and liabilities:
    Accounts receivable                                   74,560        (28,508)
    Accounts payable                                      (2,578)       (99,216)
                                                       ---------      ---------
         Net cash provided by operating activities       204,621        286,587
                                                       ---------      ---------
Cash flows from investing activities:
  Additions to oil and gas properties                        -           (4,354)
  Proceeds from asset dispositions                         3,373            -
                                                       ---------      ---------
         Net cash provided by (used in) investing
           activities                                      3,373         (4,354)
                                                       ---------      ---------
Cash flows used in financing activities:
  Cash distributions to partners                        (257,970)      (452,537)
                                                       ---------      ---------
Net decrease in cash and cash equivalents                (49,976)      (170,304)
Cash and cash equivalents at beginning of period         383,854        481,657
                                                       ---------      ---------
Cash and cash equivalents at end of period            $  333,878     $  311,353
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

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 87-A, Ltd. (the "Partnership") is a limited partnership organized in 1987 under the laws of the State of Texas.

The Partnership engages primarily in oil and gas development and production in the Spraberry Trend area of West Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements as of March 31, 1998 of the Partnership include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Chief Accounting Officer, 5205 North O'Connor Boulevard, 1400 Williams Square West, Irving, Texas 75039-3746.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Revenues:

The Partnership's oil and gas revenues decreased 36% to $422,646 from $659,978 for the three months ended March 31, 1998 and 1997, respectively. The decrease in revenues resulted from lower average prices received, offset by an increase in production. For the three months ended March 31, 1998, 18,835 barrels of oil, 9,194 barrels of natural gas liquids ("NGLs") and 48,539 mcf of gas were sold, or 36,119 barrel of oil equivalents ("BOEs"). For the three months ended March 31, 1997, 19,422 barrels of oil and 73,613 mcf of gas were sold, or 31,691 BOEs.

As of September 30, 1997, the Partnership began accounting for processed natural gas production as processed natural gas liquids and dry residue gas. Consequently, separate product volumes will not be comparable for periods prior to September 30, 1997. Also, prices for gas products will not be comparable as the price per mcf for natural gas for the three months ended March 31, 1998 is the price received for dry residue gas and the price per mcf for natural gas for the three months ended March 31, 1997 is a price for wet gas (i.e., natural gas liquids combined with dry residue gas).

The average price received per barrel of oil decreased $7.22, or 33%, from $22.05 for the three months ended March 31, 1997 to $14.83 for the same period in 1998. The average price received per barrel of NGLs during the three months ended March 31, 1998 was $7.19. The average price received per mcf of gas decreased 50% from $3.15 during the three months ended March 31, 1997 to $1.59 for the same period in 1998. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 1998.

During most of 1997, the Partnership benefitted from higher oil prices as compared to previous years. However, during the fourth quarter of 1997, oil prices began a downward trend that has continued into March 1998. On April 23, 1998, the market price for West Texas intermediate crude was $13.80 per barrel. A continuation of the oil price environment experienced during the first quarter of 1998 will have an adverse effect on the Partnership's revenues and operating cash flow and could result in additional decreases in the carrying value of the Partnership's oil and gas properties.

Costs and Expenses:

Total costs and expenses increased to $394,682 for the three months ended March 31, 1998 as compared to $389,897 for the same period ended March 31, 1997, an increase of $4,785. This increase was due to an increase in production costs, offset by declines in depletion and general and administrative expenses ("G&A").

Production costs were $282,861 for the three months ended March 31, 1998 and $231,887 for the same period in 1997, resulting in an increase of $50,974, or 22%. The increase was primarily due to increases in well maintenance costs and ad valorem taxes, offset by a decline in workover expenses and production taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 37% from $20,132 for the three months ended March 31, 1997 to $12,680 for the same period in 1998.

Depletion was $99,141 for the three months ended March 31, 1998 compared to $137,878 for the same period in 1997. This represented a decrease in depletion of $38,737, or 28%. The decrease was primarily attributable to a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1997 and a reduction in oil production of 587 barrels for the period ended March 31, 1998 compared to the same period in 1997, offset by a decline in oil reserves during the three months ended March 31, 1998 as a result of lower commodity prices.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities:

Net cash provided by operating activities decreased $81,966 during the three months ended March 31, 1998 from the same period in 1997. This decrease resulted from a decline in oil and gas sales receipts, offset by declines in production costs and G&A expense paid.

Net Cash Provided by (Used in) Investing Activities:

The Partnership's principle investing activities during the three months ended March 31, 1997 were related to the addition of oil and gas equipment on active properties.

Proceeds from asset dispositions of $3,373 were comprised of $2,608 received from the salvage of equipment on active properties and $765 from equipment salvage on one saltwater disposal well plugged and abandoned in a prior year.

Net Cash Used in Financing Activities:

Cash was sufficient for the three months ended March 31, 1998 to cover distributions to the partners of $257,970 of which $2,579 was distributed to the managing general partner and $255,391 to the limited partners. For the same period ended March 31, 1997, cash was sufficient for distributions to the partners of $452,537 of which $4,525 was distributed to the managing general partner and $448,012 to the limited partners.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

Information systems for the year 2000

The managing general partner will be required to modify its information systems in order to accurately process Partnership data referencing the year 2000. Because of the importance of occurrence dates in the oil and gas industry, the consequences of not pursuing these modifications could be very significant to the Partnership's ability to manage and report operating activities. Currently, the managing general partner plans to contract with third parties to perform the software programming changes necessary to correct any existing deficiencies. Such programming changes are anticipated to be completed and tested by March 1, 1999. The managing general partner will allocate a portion of the costs of the year 2000 programming charges to the Partnership when they are incurred, along with recurring general and administrative expenses. Although the costs are not estimable at this time, they should not be significant to the Partnership.
---------------

(1) "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward looking statements that involve risks and uncertainties. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward looking statements.
                                        9

                           Part II. Other Information


Item 6.     Exhibits and Reports on Form 8-K

(a)    Exhibits

       27.1    Financial Data Schedule

(b)    Reports on Form 8-K

        (1) On April 2, 1998, the Partnership filed a Current Report on Form 8-K dated March 31, 1998, reporting under Item 4 (Changes in Registrant's Certifying Accountants) the engagement of Ernst & Young LLP as the Partnership's independent auditors and the dismissal of KPMG Peat Marwick LLP effective upon the completion of the audit of the Partnership for the fiscal year ending December 31, 1997.

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


                                           PARKER & PARSLEY 87-A, LTD.


                                    By:      Pioneer Natural Resources USA, Inc.
                                              Managing General Partner



Dated:  May 4, 1998                By:      /s/ Rich Dealy
                                             -----------------------------
                                             Rich Dealy, Vice President
                                               and Chief Accounting Officer