Form 10-Q
period 1998-06-30
PARKER & PARSLEY 87-A LTD
filed 1998-08-07
CIK 810999

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


      / x /      Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1998

                                       or

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

                                Yes / x / No / /

                           PARKER & PARSLEY 87-A, LTD.

                                TABLE OF CONTENTS


                                                                         Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of June 30, 1998 and
               December 31, 1997........................................    3

            Statements of Operations for the three and six
              months ended June 30, 1998 and 1997.......................    4

            Statement of Partners' Capital for the six months
              ended June 30, 1998.......................................    5

            Statements of Cash Flows for the six months ended
              June 30, 1998 and 1997....................................    6

            Notes to Financial Statements...............................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................    7


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K............................   11

            27.1   Financial Data Schedule

            Signatures..................................................   12

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements
                                 BALANCE SHEETS
                                                    June 30,      December 31,
                                                      1998            1997
                                                  ------------    ------------
                                                   (Unaudited)

                      ASSETS

Current assets:
  Cash and cash equivalents, including interest
     bearing deposits of $303,330 at June 30
     and $383,491 at December 31                  $    303,694    $    383,854
  Accounts receivable - oil and gas sales              192,259         290,867
                                                   -----------     -----------
          Total current assets                         495,953         674,721
                                                   -----------     -----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method              20,130,106      20,138,832
Accumulated depletion                              (16,226,159)    (16,020,451)
                                                   -----------     -----------
          Net oil and gas properties                 3,903,947       4,118,381
                                                   -----------     -----------
                                                  $  4,399,900    $  4,793,102
                                                   ===========     ===========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                    $     68,163    $     56,856

Partners' capital:
  Managing general partner                              43,291          47,336
  Limited partners (28,811 interests)                4,288,446       4,688,910
                                                   -----------     -----------
                                                     4,331,737       4,736,246
                                                   -----------     -----------
                                                  $  4,399,900    $  4,793,102
                                                   ===========     ===========


   The financial information included as of June 30, 1998 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                   Three months ended       Six months ended
                                        June 30,                June 30,
                                 ---------------------   ----------------------
                                    1998        1997        1998        1997
                                 ---------   ---------   ---------   ----------
Revenues:
  Oil and gas                    $ 366,885   $ 506,039   $ 789,531   $1,166,017
  Interest                           5,034       6,664      10,568       13,016
  Gain on disposition of assets        -           -           765          -
                                  --------    --------    --------    ---------
                                   371,919     512,703     800,864    1,179,033
                                  --------    --------    --------    ---------
Costs and expenses:
  Oil and gas production           313,372     256,211     596,233      488,098
  General and administrative        10,996      14,849      23,676       34,981
  Depletion                        106,567     124,502     205,708      262,380
                                  --------    --------    --------    ---------
                                   430,935     395,562     825,617      785,459
                                  --------    --------    --------    ---------
Net income (loss)                $ (59,016)  $ 117,141   $ (24,753)  $  393,574
                                  ========    ========    ========    =========

Allocation of net income (loss):
  Managing general partner       $    (590)  $   1,172   $    (248)  $    3,936
                                  ========    ========    ========    =========
  Limited partners               $ (58,426)  $ 115,969   $ (24,505)  $  389,638
                                  ========    ========    ========    =========
Net income (loss) per limited
  partnership interest           $   (2.03)  $    4.02   $    (.85)  $    13.52
                                  ========    ========    ========    =========
Distributions per limited
  partnership interest           $    4.19   $   10.17   $   13.05   $    25.72
                                  ========    ========    ========    =========



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

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                       Managing
                                       general       Limited
                                       partner       partners         Total
                                      ---------     ----------     ----------

Balance at January 1, 1998            $  47,336     $4,688,910     $4,736,246

    Distributions                        (3,797)      (375,959)      (379,756)

    Net loss                               (248)       (24,505)       (24,753)
                                       --------      ---------      ---------

Balance at June 30, 1998              $  43,291     $4,288,446     $4,331,737
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

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Six months ended
                                                              June 30,
                                                     -------------------------
                                                        1998            1997
                                                     ----------     ----------
Cash flows from operating activities:
  Net income (loss)                                  $  (24,753)    $  393,574
  Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
       Depletion                                        205,708        262,380
       Gain on disposition of assets                       (765)           -
  Changes in assets and liabilities:
     Accounts receivable                                 98,608        150,045
     Accounts payable                                    11,307        (84,017)
                                                      ---------      ---------
          Net cash provided by operating activities     290,105        721,982
                                                      ---------      ---------
Cash flows from investing activities:
  Additions to oil and gas properties                       -           (7,507)
  Proceeds from asset dispositions                        9,491            -
                                                      ---------      ---------
          Net cash provided by (used in) investing
            activities                                    9,491         (7,507)
                                                      ---------      ---------
Cash flows from financing activities:
  Cash distributions to partners                       (379,756)      (748,620)
                                                      ----------     ---------
Net decrease in cash and cash equivalents               (80,160)       (34,145)
Cash and cash equivalents at beginning of period        383,854        481,657
                                                      ---------      ---------
Cash and cash equivalents at end of period           $  303,694     $  447,512
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

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 87-A, Ltd. (the "Partnership") is a limited partnership organized in 1987 under the laws of the State of Texas.

The Partnership engages primarily in oil and gas development and production in the Spraberry Trend area of West Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 1998 compared with six months ended
  June 30, 1997

Revenues:

The Partnership's oil and gas revenues decreased 32% to $789,531 from $1,166,017 for the six months ended June 30, 1998 and 1997, respectively. The decrease in revenues resulted from lower average prices received, offset by an increase in production. For the six months ended June 30, 1998, 36,457 barrels of oil, 17,823 barrels of natural gas liquids ("NGLs") and 90,366 mcf of gas were sold, or 69,341 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 1997, 37,617 barrels of oil and 152,012 mcf of gas were sold, or 62,952 BOEs.

As of September 30, 1997, the Partnership began accounting for processed natural gas production as processed natural gas liquids and dry residue gas. Consequently, separate product volumes will not be comparable to periods prior to September 30, 1997. Also, prices for gas products will not be comparable as the price per mcf for natural gas for the three and six months ended June 30, 1998 is the price received for dry residue gas and the price per mcf for natural gas for the three and six months ended June 30, 1997 is a price for wet gas (i.e., natural gas liquids combined with dry residue gas).

The average price received per barrel of oil decreased $6.22, or 30%, from $20.40 for the six months ended June 30, 1997 to $14.18 for the same period in 1998. The average price received per barrel of NGLs during the six months ended June 30, 1998 was $7.33. The average price received per mcf of gas decreased 40% from $2.62 during the six months ended June 30, 1997 to $1.57 in 1998. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1998.

During most of 1997, the Partnership benefitted from higher oil prices as compared to previous years. However, during the fourth quarter of 1997, oil prices began a downward trend that has continued into 1998. On July 29, 1998, the market price for West Texas intermediate crude was $11.58 per barrel. A continuation of the oil price environment experienced during the first half of 1998 will have an adverse effect on the Partnership's revenues and operating cash flow and could result in additional decreases in the carrying value of the Partnership's oil and gas properties.

A gain on disposition of assets of $765 was received during the six months ended June 30, 1998 from the sale of equipment on one saltwater disposal well plugged and abandoned in a prior year.

Costs and Expenses:

Total costs and expenses increased to $825,617 for the six months ended June 30, 1998 as compared to $785,459 for the same period ended June 30, 1997, an increase of $40,158, or 5%. This increase was due to an increase in production costs, offset by decreases in depletion and general and administrative expenses ("G&A").

Production costs were $596,233 for the six months ended June 30, 1998 and $488,098 for the same period in 1997 resulting in an increase of $108,135, or 22%. The increase was due to increases in well maintenance costs, workover costs and ad valorem taxes, offset by a decrease in production taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 32% from $34,981 for the six months ended June 30, 1997 to $23,676 for the same period in 1998.

Depletion was $205,708 for the six months ended June 30, 1998 compared to $262,380 for the same period in 1997. This represented a decrease in depletion of $56,672, or 22%. This decrease was primarily attributable to a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1997 and a reduction in oil production of 1,160 barrels for the period ended June 30, 1998 compared to the same period in 1997, offset by a decrease in oil reserves during the six months ended June 30, 1998 as a result of lower commodity prices.

Three months ended June 30, 1998 compared with three months ended
  June 30, 1997

Revenues:

The Partnership's oil and gas revenues decreased 27% to $366,885 from $506,039 for the three months ended June 30, 1998 and 1997, respectively. The decrease in revenues resulted from lower average prices received, offset by an increase in production. For the three months ended June 30, 1998, 17,622 barrels of oil, 8,629 barrels of NGLs and 41,827 mcf of gas were sold, or 33,222 BOEs. For the three months ended June 30, 1997, 18,195 barrels of oil and 78,399 mcf of gas were sold, or 31,262 BOEs.

The average price received per barrel of oil decreased $5.15, or 28%, from $18.63 for the three months ended June 30, 1997 to $13.48 for the same period in 1998. The average price received per barrel of NGLs during the three months ended June 30, 1998 was $7.49. The average price received per mcf of gas decreased 27% from $2.13 during the three months ended June 30, 1997 to $1.55 for the same period in 1998.

Costs and Expenses:

Total costs and expenses increased to $430,935 for the three months ended June 30, 1998 as compared to $395,562 for the same period in 1997, an increase of $35,373, or 9%. This increase was due to an increase in production costs, offset by decreases in depletion and G&A.

Production costs were $313,372 for the three months ended June 30, 1998 and $256,211 for the same period in 1997 resulting in a $57,161 increase, or 22%. The increase was due to an increase in well maintenance costs, workover expenses and ad valorem taxes, offset by a decrease in production taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 26% from $14,849 for the three months ended June 30, 1997 to $10,996 for the same period in 1998.

Depletion was $106,567 for the three months ended June 30, 1998 compared to $124,502 for the same period in 1997. This represented a decrease in depletion of $17,935, or 14%. This decrease was primarily attributable to a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1997 and a reduction in oil production of 573 barrels for the period ended June 30, 1998 compared to the same period in 1997, offset by a decrease in oil reserves during the three months ended June 30, 1998 as a result of lower commodity prices.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $431,877 during the six months ended June 30, 1998 from the same period ended June 30, 1997. This decrease was primarily due to a decline in oil and gas sales receipts and an increase in production costs paid, offset by a decline in G&A expenses paid.

Net Cash Provided by (Used in) Investing Activities

The Partnership's principal investing activities during the six months ended June 30, 1997 were for expenditures related to equipment replacement on various oil and gas properties.

Proceeds from asset dispositions of $9,491 were comprised of $8,726 received from the salvage of equipment on active properties and $765 from equipment salvage on one saltwater disposal well plugged and abandoned in a prior year.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1998 to cover distributions to the partners of $379,756 of which $3,797 was distributed to the managing general partner and $375,959 to the limited partners. For the same period ended June 30, 1997, cash was sufficient for distributions to the partners of $748,620 of which $7,506 was distributed to the managing general partner and $741,114 to the limited partners.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

Information systems for the year 2000

The managing general partner will be required to modify its information systems in order to accurately process Partnership data referencing the year 2000. Because of the importance of occurrence dates in the oil and gas industry, the consequences of not pursuing these modifications could be very significant to the Partnership's ability to manage and report operating activities. Currently, the managing general partner plans to contract with third parties to perform the software programming changes necessary to correct any existing deficiencies. Such programming changes are anticipated to be completed and tested by June 1999. The managing general partner will allocate a portion of the costs of the year 2000 programming charges to the Partnership when they are incurred, along with recurring general and administrative expenses. Although the costs are not estimable at this time, they should not be significant to the Partnership.

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


                                         PARKER & PARSLEY 87-A, LTD.

                                   By:   Pioneer Natural Resources USA, Inc.,
                                          Managing General Partner





Dated:  August 7, 1998             By:     /s/ Rich Dealy
                                         -------------------------------------
                                         Rich Dealy, Vice President and
                                         Chief Accounting Officer