Form 10-Q
period 1999-09-30
PARKER & PARSLEY 87-A LTD
filed 1999-11-10
CIK 810999

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 1999


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

                                Yes / x / No / /

                           PARKER & PARSLEY 87-A, LTD.

                                TABLE OF CONTENTS


                                                                      Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of September 30, 1999 and
               December 31, 1998....................................    3

            Statements of Operations for the three and nine
              months ended September 30, 1999 and 1998..............    4

            Statement of Partners' Capital for the nine months
              ended September 30, 1999..............................    5

            Statements of Cash Flows for the nine months ended
              September 30, 1999 and 1998...........................    6

            Notes to Financial Statements...........................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations...................    7


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K........................   12

            27.1   Financial Data Schedule

            Signatures..............................................   13

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS


                                               September 30,     December 31,
                                                   1999              1998
                                               ------------      ------------
                                               (Unaudited)

                  ASSETS

Current assets:
  Cash                                         $    323,923      $    282,299
  Accounts receivable - oil and gas sales           356,956           162,293
                                                -----------       -----------
           Total current assets                     680,879           444,592
                                                -----------       -----------
Oil and gas properties - at cost, based on
  the uccessful efforts accounting method        20,173,039        20,141,411
Accumulated depletion                           (17,335,655)      (17,119,544)
                                                -----------       -----------
           Net oil and gas properties             2,837,384         3,021,867
                                                -----------       -----------
                                               $  3,518,263      $  3,466,459
                                                ===========       ===========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                 $     68,607      $     34,972

Partners' capital:
  Managing general partner                           34,471            34,289
  Limited partners (28,811 interests)             3,415,185         3,397,198
                                                -----------       -----------
                                                  3,449,656         3,431,487
                                                -----------       -----------
                                               $  3,518,263      $  3,466,459
                                                ===========       ===========



The financial information included as of September 30, 1999 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                   Three months ended       Nine months ended
                                      September 30,            September 30,
                                  -------------------   -----------------------
                                    1999        1998        1999         1998
                                  --------   --------   ----------   ----------
Revenues:
   Oil and gas                    $571,976   $347,838   $1,243,362   $1,137,369
   Interest                          4,380      4,543       10,670       15,111
   Gain on disposition of assets     8,848        -          8,848          765
                                   -------    -------    ---------    ---------
                                   585,204    352,381    1,262,880    1,153,245
                                   -------    -------    ---------    ---------
Costs and expenses:
   Oil and gas production          242,584    219,696      697,588      815,929
   General and administrative       17,160     10,445       37,301       34,121
   Depletion                        47,604    109,354      216,111      315,062
                                   -------    -------    ---------    ---------
                                   307,348    339,495      951,000    1,165,112
                                   -------    -------    ---------    ---------
Net income (loss)                 $277,856   $ 12,886   $  311,880   $  (11,867)
                                   =======    =======    =========    =========
Allocation of net income (loss):
   Managing general partner       $  2,779   $    129   $    3,119   $     (119)
                                   =======    =======    =========    =========
   Limited partners               $275,077   $ 12,757   $  308,761   $  (11,748)
                                   =======    =======    =========    =========
Net income (loss) per limited
   partnership interest           $   9.55   $    .44   $    10.72   $     (.41)
                                   =======    =======    =========    =========
Distributions per limited
   partnership interest           $   6.07   $   3.00   $    10.09   $    16.05
                                   =======    =======    =========    =========


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

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                      Managing
                                      general        Limited
                                      partner        partners        Total
                                     ----------     ----------     ----------

Balance at January 1, 1999           $   34,289     $3,397,198     $3,431,487

    Distributions                        (2,937)      (290,774)      (293,711)

    Net income                            3,119        308,761        311,880
                                      ---------      ---------      ---------

Balance at September 30, 1999        $   34,471     $3,415,185     $3,449,656
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

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                      Nine months ended
                                                         September 30,
                                                  --------------------------
                                                     1999            1998
                                                  ----------      ----------
Cash flows from operating activities:
  Net income (loss)                               $  311,880      $  (11,867)
  Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
       Depletion                                     216,111         315,062
       Gain on disposition of assets                  (8,848)           (765)
  Changes in assets and liabilities:
       Accounts receivable                          (194,663)         76,930
       Accounts payable                               33,635          20,958
                                                   ---------       ---------
           Net cash provided by operating
             activities                              358,115         400,318
                                                   ---------       ---------
Cash flows from investing activities:
  Additions to oil and gas properties                (32,029)            -
  Proceeds from asset dispositions                     9,249           3,937
                                                   ---------       ---------
           Net cash provided by (used in)
             investing activities                    (22,780)          3,937
                                                   ---------       ---------
Cash flows used in financing activities:
  Cash distributions to partners                    (293,711)       (466,959)
                                                   ---------       ---------
Net increase (decrease) in cash                       41,624         (62,704)
Cash at beginning of period                          282,299         383,854
                                                   ---------       ---------
Cash at end of period                             $  323,923      $  321,150
                                                   =========       =========



         The financial information included herein has been prepared by management without audit by independent public accountants.

        The accompanying notes are an integral part of these statements.

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 87-A, Ltd. (the "Partnership") is a limited partnership organized in 1987 under the laws of the State of Texas.

The Partnership engages primarily in oil and gas development and production in the Spraberry Trend area of West Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Nine months ended  September 30, 1999 compared with nine months ended  September
  30, 1998

Revenues:

The Partnership's oil and gas revenues increased 9% to $1,243,362 from $1,137,369 for the nine months ended September 30, 1999 and 1998, respectively. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the nine months ended September 30, 1999, 49,854 barrels of oil, 30,436 barrels of natural gas liquids ("NGLs") and 141,383 mcf of gas were sold, or 103,854 barrel of oil equivalents ("BOEs"). For the nine months ended September 30, 1998, 53,312 barrels of oil, 28,268 barrels of NGLs and 137,992 mcf of gas were sold, or 104,579 BOEs.

The average price received per barrel of oil increased $1.52, or 11%, from $13.59 for the nine months ended September 30, 1998 to $15.11 for the same period in 1999. The average price received per barrel of NGLs increased $1.64, or 24%, from $6.97 during the nine months ended September 30, 1998 to $8.61 for the same period in 1999. The average price received per mcf of gas increased 3% from $1.56 during the nine months ended September 30, 1998 to $1.61 for the same period in 1999. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1999.

The volatility of commodity prices has had, and continues to have, a significant impact on the Partnership's revenues and operating cash flow and could result in additional decreases to the carrying value of the Partnership's oil and gas properties.

A gain on disposition of assets of $8,848 was received during the nine months ended September 30, 1999 from the sale of equipment on one fully depleted well. A gain of $765 was received during the same period in 1998 from the sale of equipment on one saltwater disposal well plugged and abandoned in a prior year.

Costs and Expenses:

Total costs and expenses decreased to $951,000 for the nine months ended September 30, 1999 as compared to $1,165,112 for the same period in 1998, a decrease of $214,112, or 18%. This decrease was due to declines in production costs and depletion, offset by an increase in general and administrative expenses ("G&A").

Production costs were $697,588 for the nine months ended September 30, 1999 and $815,929 for the same period in 1998, resulting in a $118,341 decrease, or 15%. The decrease was due to declines in well maintenance costs, ad valorem taxes and workover expenses, offset by an increase in production taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 9%, from $34,121 for the nine months ended September 30, 1998 to $37,301 for the same period in 1999.

Depletion was $216,111 for the nine months ended September 30, 1999 compared to $315,062 for the same period in 1998, representing a decrease of $98,951, or 31%. This decrease was primarily attributable to an increase in proved reserves during the period ended September 30, 1999 due to higher commodity prices, a reduction in oil production of 3,458 barrels for the nine months ended September 30, 1999 compared to the same period in 1998 and a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the

Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1998.

Three months ended September 30, 1999 compared with three months ended September
  30, 1998

Revenues:

The Partnership's oil and gas revenues increased 64% to $571,976 from $347,838 for the three months ended September 30, 1999 and 1998, respectively. The increase in revenues resulted from higher average prices received and an increase in production. For the three months ended September 30, 1999, 19,121 barrels of oil, 11,890 barrels of NGLs and 51,295 mcf of gas were sold, or 39,560 BOEs. For the three months ended September 30, 1998, 16,855 barrels of oil, 10,445 barrels of NGLs and 47,626 mcf of gas were sold, or 35,238 BOEs.

The average price received per barrel of oil increased $5.88, or 48%, from $12.31 for the three months ended September 30, 1998 to $18.19 for the same period in 1999. The average price received per barrel of NGLs increased $4.36, or 69%, from $6.36 during the three months ended September 30, 1998 to $10.72 for the same period in 1999. The average price received per mcf of gas increased 22% from $1.55 during the three months ended September 30, 1998 to $1.89 for the same period in 1999.

A gain on disposition of assets of $8,848 was received during the three months ended September 30, 1999 from the sale of equipment on one fully depleted well.

Costs and Expenses:

Total costs and expenses decreased to $307,348 for the three months ended September 30, 1999 as compared to $339,495 for the same period in 1998, a decrease of $32,147, or 9%. This decrease was due to a decline in depletion, offset by increases in production costs and G&A.

Production costs were $242,584 for the three months ended September 30, 1999 and $219,696 for the same period in 1998, resulting in a $22,888 increase, or 10%. The increase was the result of higher production taxes due to increased oil and gas sales and well maintenance costs incurred in an effort to stimulate well production, offset by a decline in ad valorem taxes.

During this period, G&A increased from $10,445 for the three months ended September 30, 1998 to $17,160 for the same period in 1999. The increase in G&A was due to accrued 1999 tax processing services as compared to the 1998 tax services which were paid during the first six months of 1999.

Depletion was $47,604 for the three months ended September 30, 1999 compared to $109,354 for the same period in 1998, representing a decrease of $61,750, or 56%. This decrease was primarily attributable to an increase in proved reserves during the period ended September 30, 1999 as a result of higher commodity prices and a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1998, offset by an increase in oil production of 2,266 barrels for the three months ended September 30, 1999 compared to the same period in 1998

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $42,203 during the nine months ended September 30, 1999 from the same period ended September 30, 1998. This decrease was primarily due to declines in oil and gas sales receipts of $165,600 and in interest income of $4,441, offset by decreases in production costs paid of $105,340 and G&A expenses paid of $22,498.

Net Cash Provided by (Used in) Investing Activities

During the nine months ended September 30, 1999, the Partnership's principal investing activities were for expenditures related to equipment upgrades on various oil and gas properties.

Proceeds from asset dispositions of $9,249 received during the nine months ended September 30, 1999 were comprised of $8,848 received from the sale of equipment on one fully depleted well and $401 from the salvage of equipment on active properties. Proceeds of $3,937 received during the same period in 1998 were comprised of $3,172 received from the salvage of equipment on active properties and $765 from equipment salvage on one saltwater disposal well plugged and abandoned in a prior year.

Net Cash Used in Financing Activities

Cash was sufficient for the nine months ended September 30, 1999 to cover distributions to the partners of $293,711 of which $2,937 was distributed to the managing general partner and $290,774 to the limited partners. For the same period ended September 30, 1998, cash was sufficient for distributions to the partners of $466,959 of which $4,669 was distributed to the managing general partner and $462,290 to the limited partners.

From the third quarter of 1997 through the first quarter of 1999, there was a declining trend in oil and gas price levels. During the first quarter of 1999, the Organization of Petroleum Exporting Countries and certain other crude oil exporting nations announced reductions in their planned export volumes. These announcements, together with the enactment of announced reductions in export volumes, have had a positive impact on world crude oil prices since first quarter of 1999. No assurances can be given that the reductions in export volumes or the positive trend in oil and gas commodity prices can be sustained for an extended period of time.

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

As of September 30, 1999, the assessment phase of the managing general partner's Year 2000 project is complete and has included, but was not limited to, the following procedures:

o the identification of necessary remediation, upgrades and/or replacement of existing information technology applications and systems;

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

The managing general partner distributed Year 2000 problem inquiries to over 500 entities and has received responses to approximately 52% of the inquiries.

The remedial phase of the managing general partner's Year 2000 project is in the final stages of completion as it pertains to the remediation of information technology and non-information technology applications and systems in the United States, Canada and Argentina. As of September 30, 1999, the remedial phase of the managing general partner's Year 2000 project was approximately 98% complete, on a world wide basis, subject to continuing evaluations of the responses to third party inquiries and to the testing phase results. The remedial phase has included the upgrade and/or replacement of certain application and hardware systems. The managing general partner has upgraded its Artesia general ledger accounting systems through remedial coding and has completed the testing of the system for Year 2000 compliance. The remediation of non-information technology was 97% complete as of September 30, 1999, and was completed in October 1999. The managing general partner's Year 2000 remedial actions have not delayed other information technology projects or upgrades.

The testing phase of the managing general partner's Year 2000 project is on schedule. The managing general partner completed the testing of non-information technology remediation in October 1999. The testing of information technology remediation is scheduled to be completed by the end of November 1999.

The managing general partner now expects that its total costs related to the Year 2000 problem will approximate $2.9 million. As of September 30, 1999, the managing general partner's total costs incurred on the Year 2000 problem were $2.5 million.

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


                                           PARKER & PARSLEY 87-A, LTD.

                                  By:      Pioneer Natural Resources USA, Inc.
                                            Managing General Partner





Dated:  November 10, 1999         By:      /s/ Rich Dealy
                                           ----------------------------------
                                           Rich Dealy, Vice President and
                                             Chief Accounting Officer