Form 10-K405
period 1999-12-31
PARKER & PARSLEY 87-A LTD
filed 2000-03-24
CIK 810999

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1999


                         Commission File No. 33-12244-01

                           PARKER & PARSLEY 87-A, LTD.
             (Exact name of Registrant as specified in its charter)

                       Texas                                75-2185148
     ------------------------------------------        ---------------------
          (State or other jurisdiction of                 (I.R.S. Employer
          incorporation or organization)               Identification Number)


1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas       75039
----------------------------------------------------------------    ----------
           (Address of principal executive offices)                 (Zip code)

       Registrant's Telephone Number, including area code : (972) 444-9001

                 303 West Wall, Suite 101, Midland, Texas 79701
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

As of March 8, 2000, the number of outstanding limited partnership interests was 28,811.

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

The Partnership engages in oil and gas development and production and is not involved in any industry segment other than oil and gas. See "Item 6. Selected Financial Data" for a summary of the Partnership's oil and gas sales, net income and identifiable assets.

The principal markets during 1999 for the oil produced by the Partnership were refineries and oil transmission companies that have facilities near the Partnership's oil producing properties. During 1999, Pioneer USA marketed the Partnership's gas to a variety of purchasers, none of which accounted for 10% or more of the Partnership's oil and gas revenues. Of the Partnership's total oil and gas revenues for 1999, approximately 39% was attributable to sales made to Plains All American Inc. Pioneer USA is of the opinion that the loss of any one purchaser would not have an adverse effect on its ability to sell its oil and gas production or natural gas products.

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

The Partnership does not have any employees of its own. Pioneer USA employs 687 persons, many of whom dedicated a part of their time to the conduct of the Partnership's business during the period for which this report is filed. Pioneer USA supplies all management functions.

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

ITEM 2.     Properties

The Partnership's properties consist of leasehold interests in properties on which oil and gas wells are located. Such property interests are often subject to landowner royalties, overriding royalties and other oil and gas leasehold interests.

Fractional working interests in developmental oil and gas prospects located primarily in the Spraberry Trend area of West Texas were acquired by the Partnership, resulting in the Partnership's participation in the drilling of 96 oil and gas wells. Two wells were dry holes. One uneconomical well was plugged and abandoned and 15 oil and gas wells have been sold. At December 31, 1999, 78 wells were producing.

For information relating to the Partnership's estimated proved oil and gas reserves at December 31, 1999, 1998 and 1997, and changes in such quantities for the years then ended, see Note 7 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data" below. Such reserves have been estimated by the engineering staff of Pioneer USA with a review by Williamson Petroleum Consultants, Inc., an independent petroleum consultant.

ITEM 3.     Legal Proceedings

The Partnership from time to time is a party to various legal proceedings incidental to its business involving claims in oil and gas leases or interests, other claims for damages in amounts not in excess of 10% of its current assets and other matters, none of which Pioneer USA believes to be material to the Partnership.

ITEM 4.     Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5.     Market for Partnership's Common Equity and Related Stockholder
               Matters

At March 8, 2000, the Partnership had 28,811 outstanding limited partnership interests held of record by 2,149 subscribers. There is no established public trading market for the limited partnership interests. Under the limited partnership agreement, Pioneer USA has made certain commitments to purchase partnership interests at a computed value.

Revenues which, in the sole judgement of the managing general partner, are not required to meet the Partnership's obligations are distributed to the partners at least quarterly in accordance with the limited partnership agreement. During the years ended December 31, 1999 and 1998, distributions of $518,518 and $562,970, respectively, were made to the limited partners.

ITEM 6.     Selected Financial Data

The following table sets forth selected financial data for the years ended December 31:

                                1999         1998         1997         1996          1995
                             ----------   ----------   ----------   ----------    ----------
Operating results:
  Oil and gas sales          $1,750,425   $1,453,492   $2,232,898   $2,627,636    $2,338,478
                              =========    =========    =========    =========     =========
  Litigation settlement, net $      -     $      -     $      -     $  848,304    $      -
                              =========    =========    =========    =========     =========
  Impairment of oil and
  gas properties             $      -     $  477,501   $  732,890   $  348,546    $  922,203
                              =========    =========    =========    =========     =========
  Net income (loss)          $  511,237   $ (736,103)  $  (49,528)  $1,803,894    $ (955,234)
                              =========    =========    =========    =========     =========
  Allocation of net income
   (loss):
    Managing general
      partner                $    5,112   $   (7,361)  $     (495)  $   18,039    $   (9,553)
                              =========    =========    =========    =========     =========
    Limited partners         $  506,125   $ (728,742)  $  (49,033)  $1,785,855    $ (945,681)
                              =========    =========    =========    =========     =========
  Limited partners' net
    income (loss) per
    limited partnership
    interest                 $    17.57   $   (25.29)  $    (1.70)  $    61.99    $   (32.82)
                              =========    =========    =========    =========     =========
  Limited partners' cash
    distributions per
    limited partnership
    interest                 $    18.00   $    19.54   $    42.52   $    89.89(a) $    34.93
                              =========    =========    =========    =========     =========
At year end:
  Identifiable assets        $3,464,619   $3,466,459   $4,793,102   $6,171,831    $6,973,611
                              =========    =========    =========    =========     =========

---------------
(a) Including litigation settlement per limited partnership interest of $29.15 in 1996.

ITEM 7.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations

Results of operations

1999 compared to 1998

The Partnership's 1999 oil and gas revenues increased 20% to $1,750,425 from $1,453,492 in 1998. The increase in revenues resulted from higher average prices received, offset by a decrease in production. In 1999, 61,734 barrels of oil, 39,707 barrels of natural gas liquids ("NGLs") and 183,099 mcf of gas were sold, or 131,958 barrel of oil equivalents ("BOEs"). In 1998, 69,905 barrels of oil, 37,470 barrels of NGLs and 179,494 mcf of gas were sold, or 137,291 BOEs. Due to the decline characteristics of the Partnership's oil and gas properties, management expects a certain amount of decline in production in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $3.84, or 29%, from $13.22 in 1998 to $17.06 in 1999. The average price received per barrel of NGLs increased $3.05, or 45%, from $6.76 in 1998 to $9.81 in 1999. The average price received per mcf of gas increased 9% from $1.54 in 1998 to $1.68 in 1999. The market price received for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received in 1999.

The volatility of commodity prices has had, and continues to have, a significant impact on the Partnership's revenues and operating cash flow and could result in additional decreases to the carrying value of the Partnership's oil and gas properties.

A gain on disposition of assets of $8,848 was recognized during 1999 from equipment credits received on one fully depleted well. During 1998, a gain on disposition of assets of $765 was received from the sale of equipment on one saltwater disposal well plugged and abandoned in a prior year.

Total costs and expenses decreased in 1999 to $1,264,233 compared to $2,210,330 in 1998, a decrease of $946,097, or 43%. The decrease resulted from declines in the impairment of oil and gas properties, depletion and production costs, offset by an increase in general and administrative expenses ("G&A").

Production costs were $948,362 in 1999 and $1,068,450 in 1998, resulting in a $120,088 decrease, or 11%. This decrease was primarily attributable to reductions in well maintenance costs, workover expenses and ad valorem taxes, offset by an increase in production taxes due to increased in oil and gas revenues.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 23% from $42,787 in 1998 to $52,563 in 1999. The Partnership paid the managing general partner $34,349 in 1999 and $33,674 in 1998 for G&A incurred on behalf of the Partnership. G&A is allocated, in part, to the Partnership by the managing general partner. Allocated expenses are determined by the managing general partner based upon the level of activity of the Partnership relative to the non- partnership activities of the managing general partner. The method of allocation has been consistent over the past several years with certain modifications incorporated to reflect changes in Pioneer USA's overall business activities.

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the managing general partner reviews the Partnership's oil and gas properties for impairment whenever events or circumstances indicate a decline in the recoverability of the carrying value of the Partnership's assets may have occurred. As a result of the review and evaluation of its long- lived assets for impairment, the Partnership recognized a non-cash charge of $477,501 related to its oil and gas properties during 1998.

Depletion was $263,308 in 1999 compared to $621,592 in 1998. This represented a decrease of $358,284, or 58%. This decrease was the result of a combination of factors that included an increase in proved reserves during 1999 due to higher commodity prices, a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1998 and a decline in oil production of 8,171 barrels for the period ended December 31, 1999 compared to the same period in 1998.

1998 compared to 1997

The Partnership's 1998 oil and gas revenues decreased 35% to $1,453,492 from $2,232,898 in 1997. The decrease in revenues resulted from lower average prices received. In 1998, 69,905 barrels of oil, 37,470 barrels of NGLs and 179,494 mcf of gas were sold, or 137,291 BOEs. In 1997, 73,672 barrels of oil, 16,904 barrels of NGLs and 257,587 mcf of gas were sold, or 133,507 BOEs.

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

Total costs and expenses decreased in 1998 to $2,210,330 compared to $2,308,212 in 1997, a decrease of $97,882, or 4%. The decrease resulted from declines in the impairment of oil and gas properties and G&A, offset by increases in depletion and production costs.

Production costs were $1,068,450 in 1998 and $1,019,461 in 1997, resulting in a $48,989 increase, or 5%. This increase was primarily attributable to higher well maintenance costs and workover expenses incurred to stimulate well production, offset by a decrease in production taxes due to reductions in oil and gas revenues.

During this period, G&A decreased, in aggregate, 40% from $71,283 in 1997 to $42,787 in 1998. The Partnership paid the managing general partner $33,674 in 1998 and $61,086 in 1997 for G&A incurred on behalf of the Partnership.

The Partnership recognized non-cash SFAS 121 charges of $477,501 and $732,890 related to its oil and gas properties during 1998 and 1997, respectively.

Depletion was $621,592 in 1998 compared to $484,578 in 1997. This represented an increase of $137,014, or 28%. This increase was the result of a combination of factors that included a decline in proved reserves during 1998 due to lower commodity prices, offset by a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1997 and a decline in oil production of 3,767 barrels for the period ended December 31, 1998 compared to the same period in 1997.

Impact of inflation and changing prices on sales and net income

Inflation generally does not impact revenues in the oil and gas industry. However, inflation generally does impact expenses, the most significant for the Partnership is lease operating expenses.

The petroleum industry has been characterized by volatile oil, NGL and natural gas commodity prices and relatively stable supplier costs during the three years ended December 31, 1999. During 1997 and 1998, weather patterns, regional economic recessions and political matters combined to cause worldwide crude oil supplies to exceed demand. As a result, crude oil prices declined substantially from the price levels of 1996. Also during 1997 and 1998, but to a lesser extent, market prices for natural gas declined. During 1999, the price per barrel for oil production similar to the Partnership's ranged from approximately $11.00 to $24.00. The decrease in crude oil exports during 1999 by members of the Organization of Petroleum Exporting Countries ("OPEC") and other crude oil exporting nations has resulted in higher Partnership revenues and operating cash flow as compared to 1998.

Prices for natural gas are subject to ordinary seasonal fluctuations, and this volatility of natural gas prices may result in production being curtailed and, in some cases, wells being completely shut-in.

Liquidity and capital resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $144,922 during the year ended December 31, 1999 from 1998. The increase was primarily attributable to reductions in operating costs paid of $124,994 that have resulted from the managing general partner's cost containment measures, a decline in G&A expenses paid of $17,880 and an increase of $2,048 in oil and gas sales receipts.

Net Cash Used in Investing Activities

The Partnership's investing activities during 1999 and 1998 were related to the upgrades of oil and gas equipment on active properties.

Proceeds from asset dispositions of $9,249 recognized during 1999 were primarily from equipment credits received on one fully depleted well. In 1998, proceeds from asset dispositions of $15,652 consisted of $14,887 due to equipment credits received on active properties and $765 from equipment salvage on one saltwater disposal well plugged and abandoned in a prior year.

Net Cash Used in Financing Activities

In 1999, cash distributions to the partners were $523,756, of which $5,238 was distributed to the managing general partner and $518,518 to the limited partners. In 1998, cash distributions to the partners were $568,656, of which $5,686 was distributed to the managing general partner and $562,970 to the limited partners.

Since the first quarter of 1999, world crude oil prices have increased, primarily as a result of decreases in crude oil supplies made available by OPEC and other crude oil exporting nations. During the period from the third quarter of 1997 through the first quarter of 1999, there was a significant declining trend in world oil prices and, to a lesser extent, natural gas prices. During the first quarter of 1999, OPEC and certain other crude oil exporting nations announced reductions in their planned export volumes. These announcements, together with the enactment of announced reductions in export volumes, have had a positive impact on world crude oil prices. No assurances can be given that the reductions in export volumes or the positive trend in oil and gas commodity prices can be sustained for an extended period of time.

Proposal to acquire partnerships

On September 8, 1999, Pioneer USA filed a preliminary proxy statement with the SEC proposing an agreement and plan of merger to the limited partners of 25 publicly-held Parker & Parsley limited partnerships. The preliminary proxy statement is non-binding and is subject to, among other things, consideration of offers from third parties to purchase any partnership or its assets, the majority approval of the limited partners in each partnership and the resolution of SEC review comments. Pioneer is continuing to evaluate the feasibility of the proposed agreement and plan of merger; however, the current commodity price outlook has diminished the likelihood that the proposed agreement and plan of merger will be consummated.

Year 2000 project readiness

As the year 2000 was approaching, the inability of some computer programs and embedded technologies to distinguish between "1900" and "2000" gave rise to the "Year 2000" problem. Such computer programs and related technology were at risk to fail outright or communicate inaccurate data, if not remediated or replaced. With the proliferation of electronic data interchange, the Year 2000 problem represented a significant exposure to the entire global community, the full extent of which could not be accurately assessed prior to the year 2000.

In proactive response to the Year 2000 problem, the managing general partner established a "Year 2000" project that assessed, to the extent possible, the Partnership's and the managing general partner's internal Year 2000 problem; took remedial actions necessary to minimize the Year 2000 risk exposure to the managing general partner and significant third parties with whom it has data interchange; and, tested the managing general partner's systems and processes once remedial actions were taken. The managing general partner contracted with IBM Global Services to perform the assessment and remedial phases of its Year 2000 project. The managing general partner's total costs related to the Year 2000 problem were $2.5 million.

The managing general partner has closely monitored its information and non-information technology systems since the beginning of 2000 and has identified no significant Year 2000 failures or problems. The managing general partner will continue to monitor Year 2000 risks and issues. There can be no assurances that unforeseen problems will not be encountered in the future.

ITEM 8.     Financial Statements and Supplementary Data

                          Index to Financial Statements

                                                                       Page

Financial Statements of Parker & Parsley 87-A, Ltd:
  Independent Auditors' Report - Ernst & Young LLP.................      12
  Independent Auditors' Report - KPMG LLP..........................      13
  Balance Sheets as of December 31, 1999 and 1998..................      14
  Statements of Operations for the Years Ended December 31,
    1999, 1998 and 1997............................................      15
  Statements of Partners' Capital for the Years Ended
    December 31, 1999, 1998 and 1997...............................      16
  Statements of Cash Flows for the Years Ended December 31,
    1999, 1998 and 1997............................................      17
  Notes to Financial Statements....................................      18

                          INDEPENDENT AUDITORS' REPORT

The Partners
Parker & Parsley 87-A, Ltd.
  (A Texas Limited Partnership):

We have audited the balance sheets of Parker & Parsley 87-A, Ltd. as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parker & Parsley 87-A, Ltd. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

                                                  Ernst & Young LLP

Dallas, Texas
March 10, 2000

                          INDEPENDENT AUDITORS' REPORT

The Partners
Parker & Parsley 87-A, Ltd.
  (A Texas Limited Partnership):

We have audited the statement of operations, partners' capital and cash flows of Parker & Parsley 87-A, Ltd. for the year ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above presents fairly, in all material respects, the results of operations and cash flows of Parker & Parsley 87-A, Ltd. for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                 KPMG LLP


Midland, Texas
March 20, 1998

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                                 BALANCE SHEETS
                                   December 31



                                                      1999            1998
                                                  ------------    ------------
                 ASSETS

Current assets:
   Cash                                           $    339,531    $    282,299
   Accounts receivable - oil and gas sales             324,832         162,293
                                                   -----------     -----------
        Total current assets                           664,363         444,592
                                                   -----------     -----------
Oil and gas properties - at cost, based on the
   successful efforts accounting method             20,183,108      20,141,411
Accumulated depletion                              (17,382,852)    (17,119,544)
                                                   -----------     -----------
        Net oil and gas properties                   2,800,256       3,021,867
                                                   -----------     -----------
                                                  $  3,464,619    $  3,466,459
                                                   ===========     ===========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                   $     45,651    $     34,972

Partners' capital:
   Managing general partner                             34,163          34,289
   Limited partners (28,811 interests)               3,384,805       3,397,198
                                                   -----------     -----------
                                                     3,418,968       3,431,487
                                                   -----------     -----------
                                                  $  3,464,619    $  3,466,459
                                                   ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                         For the years ended December 31




                                            1999          1998          1997
                                         ----------    ----------    ----------
Revenues:
   Oil and gas                           $1,750,425    $1,453,492    $2,232,898
   Interest                                  16,197        19,970        25,770
   Gain on disposition of assets              8,848           765            16
                                          ---------     ---------     ---------
                                          1,775,470     1,474,227     2,258,684
                                          ---------     ---------     ---------
Costs and expenses:
   Oil and gas production                   948,362     1,068,450     1,019,461
   General and administrative                52,563        42,787        71,283
   Impairment of oil and gas properties         -         477,501       732,890
   Depletion                                263,308       621,592       484,578
                                          ---------     ---------     ---------
                                          1,264,233     2,210,330     2,308,212
                                          ---------     ---------     ---------
Net income (loss)                        $  511,237    $ (736,103)   $  (49,528)
                                          =========     =========     =========
Allocation of net income (loss):
   Managing general partner              $    5,112    $   (7,361)   $     (495)
                                          =========     =========     =========
   Limited partners                      $  506,125    $ (728,742)   $  (49,033)
                                          =========     =========     =========
Net income (loss) per limited
   partnership interest                  $    17.57    $   (25.29)   $    (1.70)
                                          =========     =========     =========



   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL




                                         Managing
                                         general      Limited
                                         partner      partners         Total
                                        ---------    -----------    -----------

Partners' capital at January 1, 1997    $  60,229    $ 5,963,018    $ 6,023,247
    Distributions                         (12,398)    (1,225,075)    (1,237,473)
    Net loss                                 (495)       (49,033)       (49,528)
                                         --------     ----------     ----------

Partners' capital at December 31, 1997     47,336      4,688,910      4,736,246
    Distributions                          (5,686)      (562,970)      (568,656)
    Net loss                               (7,361)      (728,742)      (736,103)
                                         --------     ----------     ----------

Partners' capital at December 31, 1998     34,289      3,397,198      3,431,487
    Distributions                          (5,238)      (518,518)      (523,756)
    Net income                              5,112        506,125        511,237
                                         --------     ----------     ----------

Partners' capital at December 31, 1999  $  34,163    $ 3,384,805    $ 3,418,968
                                         ========     ==========     ==========







   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                         For the years ended December 31



                                             1999         1998         1997
                                          ----------   ----------   -----------
Cash flows from operating activities:
  Net income (loss)                       $  511,237   $ (736,103)  $   (49,528)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
     Impairment of oil and gas properties        -        477,501       732,890
     Depletion                               263,308      621,592       484,578
     Gain on disposition of assets            (8,848)        (765)          (16)
  Changes in assets and liabilities:
     Accounts receivable                    (162,539)     128,574        91,163
     Accounts payable                         10,679      (21,884)      (91,728)
                                           ---------    ---------    ----------
         Net cash provided by operating
           activities                        613,837      468,915     1,167,359
                                           ---------    ---------    ----------
Cash flows from investing activities:
  Additions to oil and gas properties        (42,098)     (17,466)      (27,705)
  Proceeds from disposition of assets          9,249       15,652            16
                                           ---------    ---------    ----------
         Net cash used in investing
           activities                        (32,849)      (1,814)      (27,689)
                                           ---------    ---------    ----------
Cash flows used in financing activities:
   Cash distributions to partners           (523,756)    (568,656)   (1,237,473)
                                           ---------    ---------    ----------
Net increase (decrease) in cash               57,232     (101,555)      (97,803)
Cash at beginning of year                    282,299      383,854       481,657
                                           ---------    ---------    ----------
Cash at end of year                       $  339,531   $  282,299   $   383,854
                                           =========    =========    ==========




   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997

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

       The Partnership engages in oil and gas development and production in the Spraberry Trend area of West Texas and is not involved in any industry segment other than oil and gas.

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

       General and administrative expenses - General and administrative expenses are allocated in part to the Partnership by the managing general partner or its affiliates. Allocated expenses are determined by the managing general partner based upon the level of activity of the Partnership relative to the non-partnership activities of the managing general partner. The method of allocation has been consistent over the past several years with certain modifications incorporated to reflect changes in Pioneer USA's overall business activities.

       Reclassifications - Certain reclassifications may have been made to the 1998 and 1997 financial statements to conform to the 1999 financial statement presentation.

       Environmental - The Partnership is subject to extensive federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Partnership to remove or mitigate the environ mental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments for the liability or component are fixed or reliably determinable. No such liabilities have been accrued as of December 31, 1999.

       Revenue recognition - The Partnership uses the entitlements method of accounting for crude oil and natural gas revenues.

Note 3.     Impairment of long-lived assets

       In accordance with SFAS 121, the Partnership reviews its proved oil and gas properties for impairment whenever events and circumstances indicate a decline in the recoverability of the carrying value of the Partnership's oil and gas properties. The Partnership has estimated the expected future cash flows of its oil and gas properties as of December 31, 1999, 1998 and 1997, based on proved reserves, and compared such estimated future cash flows to the respective carrying amount of the oil and gas properties to determine if the carrying amounts were likely to be recoverable. For those proved oil and gas properties for which the carrying amount exceeded the estimated future cash flows, an impairment was determined to exist; therefore, the Partnership adjusted the carrying amount of those oil and gas properties to their fair value as determined by discounting their expected future cash flows at a discount rate commensurate with the risks involved in the industry. As a result, the Partnership recognized non-cash impairment provisions of $477,501 and $732,890 related to its proved oil and gas properties during 1998 and 1997, respectively.

Note 4.     Income taxes

       The financial statement basis of the Partnership's net assets and liabilities was $51,122 less than the tax basis at December 31, 1999.

       The following is a reconciliation of net income (loss) per statements of operations with the net income per Federal income tax returns for the years ended December 31:

                                               1999        1998         1997
                                             ---------   ---------   ----------
  Net income (loss) per statements of
    operations                               $ 511,237   $(736,103)  $  (49,528)
  Intangible development costs capitalized
    for financial reporting purposes and
    expensed for tax reporting purposes            -            (6)         -
  Depletion and depreciation provisions
    for tax reporting purposes less than
    amounts for financial reporting purposes   238,819     584,799      465,211
  Impairment of oil and gas properties for
    financial reporting purposes                   -       477,501      732,890
  Salvage income                                   -        13,408          -
  Other, net                                    (5,120)      6,254       (5,604)
                                              --------    --------    ---------
         Net income per Federal
            income tax returns               $ 744,936   $ 345,853   $1,142,969
                                              ========    ========    =========

Note 5.     Oil and gas producing activities

       The following is a summary of the costs incurred, whether capitalized or expensed, related to the Partnership's oil and gas producing activities for the years ended December 31:
                                           1999        1998          1997
                                        ---------    ---------    ---------

       Development costs                $  42,098    $  17,466    $  27,689
                                         ========     ========     ========

       Capitalized oil and gas properties consist of the following:

                                                      1999            1998
                                                  ------------    ------------
     Proved properties:
       Property acquisition costs                 $    946,545    $    946,545
       Completed wells and equipment                19,236,563      19,194,866
                                                   -----------     -----------
                                                    20,183,108      20,141,411
     Accumulated depletion                         (17,382,852)    (17,119,544)
                                                   -----------     -----------
           Net capitalized costs                  $  2,800,256    $  3,021,867
                                                   ===========     ===========

Note 6.     Related party transactions

       Pursuant to the limited partnership agreement, the Partnership had the following related party transactions with the managing general partner or its affiliates during the years ended December 31:

                                              1999        1998        1997
                                            --------    --------    --------
     Payment of lease operating and
       supervision charges in accordance
       with standard industry operating
       agreements                           $440,563    $442,313    $430,388

     Reimbursement of general and
       administrative expenses              $ 34,349    $ 33,674    $ 61,086

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

   (2) The allocation between the Partnership and Parker & Parsley 87-A Conv., L.P. is 88.19604% and 11.80396%, respectively.

Note 7.     Oil and gas information (unaudited)

       The following table presents information relating to the Partnership's estimated proved oil and gas reserves at December 31, 1999, 1998 and 1997 and changes in such quantities during the years then ended. Due to a change in the accounting policy of the managing general partner in 1997, the Partnership began accounting for processed natural gas production in two components: processed natural gas liquids ("NGLs") and dry residue gas. NGLs are reflected in "Oil and NGLs" in the table below. All of the Partnership's reserves are proved developed and located within the United States. The Partnership's reserves are based on an evaluation prepared by the engineering staff of Pioneer USA and reviewed by Williamson Petroleum Consultants, Inc., an independent petroleum consultant, using criteria established by the Securities and Exchange Commission. Reserve value information is available to limited partners pursuant to the Partnership agreement and, therefore, is not presented.
                                                  Oil and NGLs         Gas
                                                      (bbls)          (mcf)
                                                  ------------      ----------

     Net proved reserves at January 1, 1997          1,134,985       4,829,818
     Revisions                                         250,502      (2,622,683)
     Production                                        (90,576)       (257,587)
                                                   -----------      ----------
     Net proved reserves at December 31, 1997        1,294,911       1,949,548
     Revisions                                        (525,530)       (596,528)
     Production                                       (107,375)       (179,494)
                                                   -----------      ----------
     Net proved reserves at December 31, 1998          662,006       1,173,526
     Revisions                                         907,814       1,631,783
     Production                                       (101,441)       (183,099)
                                                   -----------      ----------
     Net proved reserves at December 31, 1999        1,468,379       2,622,210
                                                   ===========      ==========

       As of December 31, 1999, the estimated present value of future net revenues of proved reserves, calculated using December 31, 1999 prices of $25.36 per barrel of oil, $16.22 per barrel of NGLs and $1.70 per mcf of gas, discounted at 10% was approximately $7,964,000 and undiscounted was $14,923,000.

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

Note 8.     Major customers

       The following table reflects the major customers of the Partnership's oil and gas sales (a major customer is defined as a customer whose sales exceed 10% of total sales) during the years ended December 31:

                                             1999        1998        1997
                                           --------    --------    --------

             Plains All American Inc.         39%          -           -
             Genesis Crude Oil, L.P.          -           54%         53%
             Western Gas Resources, Inc.       7%         29%         26%

       At December 31, 1999, the amount receivable from Plains All American Inc. was $74,958 which is included in the caption "Accounts receivable - oil and gas sales" in the accompanying Balance Sheet.

       Pioneer USA is of the opinion that the loss of any one purchaser would not have an adverse effect on the ability of the Partnership to sell its oil and gas production or natural gas products.

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

Set forth below are the names, ages and positions of the directors and executive officers of Pioneer USA. Directors of Pioneer USA are elected to serve until the next annual meeting of stockholders or until their successors are elected and qualified. During June 1999, Mr. Lon C. Kile resigned as an officer of Pioneer USA. During January 2000, Mr. M. Garrett Smith also resigned his position as Director and Chief Financial Officer of Pioneer USA. Mr. Timothy L. Dove assumed the responsibility of Chief Financial Officer of Pioneer USA after Mr. Smith's resignation.
                            Age at
                         December 31,
        Name                 1999                        Position
--------------------     ------------      ---------------------------------
Scott D. Sheffield            47           President

Timothy L. Dove               43           Executive Vice President, Chief
                                             Financial Officer and Director

Dennis E. Fagerstone          50           Executive Vice President and Director

Mark L. Withrow               52           Executive Vice President, General
                                             Counsel and Director

Rich Dealy                    33           Vice President and Chief Accounting
                                             Officer

         Scott D. Sheffield. Mr. Sheffield is a graduate of The University of Texas with a B.S. in Petroleum Engineering. Since August 1997, he has served as President, Chief Executive Officer and a director of Pioneer and President of Pioneer USA. Mr. Sheffield assumed the position of Chairman of the Board of Pioneer in August 1999. He served as a director of Pioneer USA from August 1997 until his resignation from the board in June 1999. Mr. Sheffield was the President and a director of Parker & Parsley from May 1990 until August 1997 and was the Chairman of the Board and Chief Executive Officer of Parker & Parsley from October 1990 until August 1997. He was the sole director of Parker & Parsley from May 1990 until October 1990. Mr. Sheffield joined Parker & Parsley Development Company ("PPDC"), a predecessor of Parker & Parsley, as a petroleum engineer in 1979. He served as Vice President - Engineering of PPDC from September 1981 until April 1985 when he was elected President and a director. In March 1989, Mr. Sheffield was elected Chairman of the Board and Chief Executive Officer of PPDC. Before joining PPDC's predecessor, Mr. Sheffield was employed as a production and reservoir engineer for Amoco Production Company.

       Timothy L. Dove. Mr. Dove earned a B.S. in Mechanical Engineering from Massachusetts Institute of Technology in 1979 and received his M.B.A. in 1981 from the University of Chicago. He became Executive Vice President - Business Development of Pioneer and Pioneer USA in August 1997 and was also appointed a director of Pioneer USA in August 1997. Mr. Dove assumed the position of Chief Financial Officer of Pioneer and Pioneer USA effective February 1, 2000. Mr. Dove joined Parker & Parsley in May 1994 as Vice President - International and was promoted to Senior Vice President - Business Development in October 1996, in which position he served until August 1997. Prior to joining Parker & Parsley, Mr. Dove was employed with Diamond Shamrock Corp., and its successor, Maxus Energy Corp, in various capacities in international exploration and production, marketing, refining and marketing and planning and development.

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

ITEM 11.     Executive Compensation

The Partnership does not have any directors or officers. Management of the Partnership is vested in Pioneer USA, the managing general partner. The
Partnership participates in oil and gas activities through an income tax partnership (the "Program") pursuant to the Program agreement. Under the Program agreement, Pioneer USA pays approximately 10% of the Program's acquisition, drilling and completion costs and approximately 25% of its operating and general and administrative expenses. In return, Pioneer USA is allocated approximately

25% of the Program's revenues. See Notes 6 and 9 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for information regarding fees and reimbursements paid to the managing general partner or its affiliates by the Partnership.

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

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management

(a)      Beneficial owners of more than five percent

The Partnership is not aware of any person who beneficially owns 5% or more of the outstanding limited partnership interests of the Partnership. Pioneer USA owned 175 limited partner interests at January 1, 2000.

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

ITEM 13.     Certain Relationships and Related Transactions

Transactions with the managing general partner or its affiliates

Pursuant to the limited partnership agreement, the Partnership had the following related party transactions with the managing general partner or its affiliates during the years ended December 31:

                                              1999         1998         1997
                                            ---------    ---------    ---------
   Payment of lease operating and
      supervision charges in accordance
      with standard industry operating
      agreements                            $ 440,563    $ 442,313    $ 430,388

   Reimbursement of general and
      administrative expenses               $  34,349    $  33,674    $  61,086

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

             The following are filed as part of this annual report:

                Independent Auditors' Report - Ernst & Young LLP

                Independent Auditors' Report - KPMG LLP

                Balance sheets as of December 31, 1999 and 1998

                Statements of operations for the years ended December 31, 1999,
                  1998 and 1997

                Statements of partners' capital for the years ended December 31,
                  1999, 1998 and 1997

                Statements of cash flows for the years ended December 31, 1999,
                  1998 and 1997

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

                                  PARKER & PARSLEY 87-A, LTD.

Dated: March 24, 2000             By:     Pioneer Natural Resources USA, Inc.
                                            Managing General Partner


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


/s/ Scott D. Sheffield      President of Pioneer USA              March 24, 2000
------------------------
Scott D. Sheffield


/s/ Timothy L. Dove         Executive Vice President, Chief       March 24, 2000
------------------------    Financial Officer and Director of
Timothy L. Dove             Pioneer USA


/s/ Dennis E. Fagerstone    Executive Vice President and          March 24, 2000
------------------------    Director of Pioneer USA
Dennis E. Fagerstone


/s/ Mark L. Withrow         Executive Vice President, General     March 24, 2000
------------------------    Counsel and Director of Pioneer USA
Mark L. Withrow


/s/ Rich Dealy              Vice President and Chief Accounting   March 24, 2000
------------------------    Officer of Pioneer USA
Rich Dealy

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