Form 10-Q
period 2000-06-30
PARKER & PARSLEY 87-A LTD
filed 2000-08-08
CIK 810999

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000


                         Commission File No. 33-12244-01

                           PARKER & PARSLEY 87-A, LTD.
             (Exact name of Registrant as specified in its charter)


                   Texas                                   75-2185148
   --------------------------------------------       ---------------------
        (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                Identification Number)


1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas      75039
----------------------------------------------------------------    ---------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 87-A, LTD.

                                TABLE OF CONTENTS


                                                                       Page

                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 2000 and
              December 31, 1999......................................    3

           Statements of Operations for the three and six
             months ended June 30, 2000 and 1999.....................    4

           Statement of Partners' Capital for the six months
             ended June 30, 2000.....................................    5

           Statements of Cash Flows for the six months ended
             June 30, 2000 and 1999..................................    6

           Notes to Financial Statements.............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.....................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K..........................   10

           27.1   Financial Data Schedule

           Signatures................................................   11

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.      Financial Statements

                                                    June 30,       December 31,
                                                      2000             1999
                                                  ------------     ------------
                                                  (Unaudited)
                      ASSETS
Current assets:
  Cash                                            $    325,523     $    339,531
  Accounts receivable - oil and gas sales              387,723          324,832
                                                   -----------      -----------
          Total current assets                         713,246          664,363
                                                   -----------      -----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method              20,189,824       20,183,108
Accumulated depletion                              (17,479,061)     (17,382,852)
                                                   -----------      -----------
          Net oil and gas properties                 2,710,763        2,800,256
                                                   -----------      -----------
                                                  $  3,424,009     $  3,464,619
                                                   ===========      ===========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                    $     72,514     $     45,651

Partners' capital:
  Managing general partner                              33,488           34,163
  Limited partners (28,811 interests)                3,318,007        3,384,805
                                                   -----------      -----------
                                                     3,351,495        3,418,968
                                                   -----------      -----------
                                                  $  3,424,009     $  3,464,619
                                                   ===========      ===========




  The financial information included as of June 30, 2000 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                   Three months ended       Six months ended
                                       June 30,                 June 30,
                                 ---------------------   ----------------------
                                    2000        1999        2000        1999
                                 ---------   ---------   ----------   ---------
Revenues:
  Oil and gas                    $ 708,134   $ 367,387   $1,357,075   $ 671,386
  Interest                           7,074       3,341       12,302       6,290
  Gain on disposition of assets        -           -          5,861         -
                                  --------    --------    ---------    --------
                                   715,208     370,728    1,375,238     677,676
                                  --------    --------    ---------    --------
Costs and expenses:
  Oil and gas production           261,610     233,876      527,318     455,004
  General and administrative        20,848      11,018       40,316      20,141
  Depletion                         44,465      53,650       96,209     168,507
                                  --------    --------    ---------    --------
                                   326,923     298,544      663,843     643,652
                                  --------    --------    ---------    --------
Net income                       $ 388,285   $  72,184   $  711,395   $  34,024
                                  ========    ========    =========    ========
Allocation of net income:
  Managing general partner       $   3,883   $     722   $    7,114   $     340
                                  ========    ========    =========    ========
  Limited partners               $ 384,402   $  71,462   $  704,281   $  33,684
                                  ========    ========    =========    ========
Net income per limited
  partnership interest           $   13.34   $    2.48   $    24.44   $    1.17
                                  ========    ========    =========    ========



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

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)



                                        Managing
                                        general       Limited
                                        partner       partners        Total
                                       ---------     ----------     ----------

Balance at January 1, 2000             $  34,163     $3,384,805     $3,418,968

    Distributions                         (7,789)      (771,079)      (778,868)

    Net income                             7,114        704,281        711,395
                                        --------      ---------      ---------

Balance at June 30, 2000               $  33,488     $3,318,007     $3,351,495
                                        ========      =========      =========





         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Six months ended
                                                              June 30,
                                                      ------------------------
                                                         2000          1999
                                                      ----------    ----------
Cash flows from operating activities:
  Net income                                          $  711,395    $   34,024
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion                                          96,209       168,507
       Gain on disposition of assets                      (5,861)          -
  Changes in assets and liabilities:
     Accounts receivable                                 (62,891)      (83,077)
     Accounts payable                                     26,863        28,433
                                                       ---------     ---------
          Net cash provided by operating activities      765,715       147,887
                                                       ---------     ---------
Cash flows from investing activities:
  Additions to oil and gas properties                     (8,446)      (14,488)
  Proceeds from asset dispositions                         7,591           207
                                                       ---------     ---------
          Net cash used in investing activities             (855)      (14,281)
                                                       ---------     ---------
Cash flows used in financing activities:
  Cash distributions to partners                        (778,868)     (117,040)
                                                       ---------     ---------
Net increase (decrease) in cash                          (14,008)       16,566
Cash at beginning of period                              339,531       282,299
                                                       ---------     ---------
Cash at end of period                                 $  325,523    $  298,865
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

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley 87-A, Ltd. (the "Partnership") is a limited partnership organized in 1987 under the laws of the State of Texas.

The Partnership engages in oil and gas development and production in the Spraberry Trend area of West Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the June 30, 1999 financial statements to conform to the June 30, 2000 financial statement presentations.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 2000 with six months ended

  June 30, 1999

Revenues:

The Partnership's oil and gas revenues increased 102% to $1,357,075 for the six months ended June 30, 2000 as compared to $671,386 for the same period in 1999. The increase in revenues resulted from higher average prices received and an increase in production. For the six months ended June 30, 2000, 32,573 barrels of oil, 19,149 barrels of natural gas liquids ("NGLs") and 84,978 mcf of gas were sold, or 65,885 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 1999, 30,733 barrels of oil, 18,546 barrels of NGLs and 90,088 mcf of gas were sold, or 64,294 BOEs.

The average price received per barrel of oil increased $14.21, or 108%, from $13.20 for the six months ended June 30, 1999 to $27.41 for the same period in 2000. The average price received per barrel of NGLs increased $7.37, or 102%, from $7.26 during the six months ended June 30, 1999 to $14.63 for the same period in 2000. The average price received per mcf of gas increased 49% from $1.46 during the six months ended June 30, 1999 to $2.17 for the same period in 2000. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 2000.

The volatility of commodity prices has had, and continues to have, a significant impact on the Partnership's revenues and operating cash flow and could result in additional decreases to the carrying value of the Partnership's oil and gas properties.

Gain on disposition of assets of $5,861 recognized during the six months ended June 30, 2000 was due to equipment credits received on a fully depleted well.

Costs and Expenses:

Total costs and expenses increased to $663,843 for the six months ended June 30, 2000 as compared to $643,652 for the same period ended June 30, 1999, an increase of $20,191, or 3%. This increase was due to increases in production costs and general and administrative expenses ("G&A"), offset by a decline in depletion.

Production costs were $527,318 for the six months ended June 30, 2000 and $455,004 for the same period in 1999 resulting in an increase of $72,314, or 16%. The increase was the result of higher production taxes due to higher oil and gas prices and additional well maintenance costs incurred to stimulate well production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 100% from $20,141 for the six months ended June 30, 1999 to $40,316 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $96,209 for the six months ended June 30, 2000 compared to $168,507 for the same period in 1999, a decrease of $72,298, or 43%. This decrease was the result of an increase in proved reserves during the period ended June 30, 2000 due to higher commodity prices, offset by an increase in oil production of 1,840 barrels for the six months ended June 30, 2000 compared to the same period in 1999.

Three months ended June 30, 2000 compared with three months ended June 30, 1999

Revenues:

The Partnership's oil and gas revenues increased 93% to $708,134 for the three months ended June 30, 2000 as compared to $367,387 for the same period in 1999. The increase in revenues resulted from higher average prices received and an increase in production. For the three months ended June 30, 2000, 16,239 barrels of oil, 10,298 barrels of NGLs and 44,352 mcf of gas were sold, or 33,929 BOEs. For the three months ended June 30, 1999, 14,427 barrels of oil, 9,753 barrels of NGLs and 42,172 mcf of gas were sold, or 31,209 BOEs.

The average price received per barrel of oil increased $12.87, or 87%, from $14.77 for the three months ended June 30, 1999 to $27.64 for the same period in 2000. The average price received per barrel of NGLs increased $5.48, or 63%, from $8.73 during the three months ended June 30, 1999 to $14.21 for the same period in 2000. The average price received per mcf of gas increased 55% from $1.64 during the three months ended June 30, 1999 to $2.55 for the same period in 2000.

Costs and Expenses:

Total costs and expenses increased to $326,923 for the three months ended June 30, 2000 as compared to $298,544 for the same period in 1999, an increase of $28,379, or 10%. This increase was due to increases in production costs and G&A, offset by a decline in depletion.

Production costs were $261,610 for the three months ended June 30, 2000 and $233,876 for the same period in 1999 resulting in a $27,734 increase, or 12%. The increase was the result of higher production taxes due to higher oil and gas prices and additional well maintenance costs incurred to stimulate well production.

During this period, G&A increased, in aggregate, 89% from $11,018 for the three months ended June 30, 1999 to $20,848 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $44,465 for the three months ended June 30, 2000 compared to $53,650 for the same period in 1999, a decrease of $9,185, or 17%. This decrease was primarily attributable to an increase in proved reserves during the period ended June 30, 2000 as a result of higher commodity prices, offset by an increase in oil production of 1,812 barrels for the three months ended June 30, 2000 compared to the same period in 1999.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $617,828 during the six months ended June 30, 2000 from the same period ended June 30, 1999. This increase was primarily due to an increase in oil and gas sales receipts of $711,887, offset by increases in operating costs paid of $72,793 and G&A expenses paid of $21,266.

Net Cash Used in Investing Activities

The Partnership's principal investing activities during the six months ended June 30, 2000 and 1999 were for expenditures related to equipment upgrades on various oil and gas properties.

Proceeds from asset dispositions of $7,591 and $207 were received during the six months ended June 30, 2000 and 1999, respectively, from equipment credits on active properties.

Net Cash Used in Financing Activities

For the six months ended June 30, 2000, cash distributions to the partners were $778,868, of which $7,789 was distributed to the managing general partner and $771,079 to the limited partners. For the same period ended June 30, 1999, cash distributions to the partners were $117,040, of which $1,175 was distributed to the managing general partner and $115,865 to the limited partners.

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

                                      PARKER & PARSLEY 87-A, LTD.

                                By:   Pioneer Natural Resources USA, Inc.,
                                       Managing General Partner

Dated:  August 8, 2000          By:     /s/ Rich Dealy
                                      ------------------------------
                                      Rich Dealy, Vice President and
                                      Chief Accounting Officer