Form 10-Q
period 2000-09-30
PARKER & PARSLEY 87-A LTD
filed 2000-11-13
CIK 810999

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 2000


                         Commission File No. 33-12244-01



                           PARKER & PARSLEY 87-A, LTD.
                          -----------------------------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 87-A, LTD.

                                TABLE OF CONTENTS


                                                                       Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of September 30, 2000 and
               December 31, 1999....................................    3

            Statements of Operations for the three and nine
              months ended September 30, 2000 and 1999..............    4

            Statement of Partners' Capital for the nine months
              ended September 30, 2000..............................    5

            Statements of Cash Flows for the nine months ended
              September 30, 2000 and 1999...........................    6

            Notes to Financial Statements...........................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations...................    7


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K........................   10

            27.1   Financial Data Schedule

            Signatures..............................................   11

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.      Financial Statements

                                 BALANCE SHEETS
                                                   September 30,   December 31,
                                                       2000            1999
                                                   ------------    ------------
                                                   (Unaudited)

                  ASSETS
Current assets:
  Cash                                             $    352,249    $    339,531
  Accounts receivable - oil and gas sales               396,348         324,832
                                                    -----------     -----------
           Total current assets                         748,597         664,363
                                                    -----------     -----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method               20,195,898      20,183,108
Accumulated depletion                               (17,527,245)    (17,382,852)
                                                    -----------     -----------
           Net oil and gas properties                 2,668,653       2,800,256
                                                    -----------     -----------
                                                   $  3,417,250    $  3,464,619
                                                    ===========     ===========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $     78,194    $     45,651

Partners' capital:
  Managing general partner                               33,364          34,163
  Limited partners (28,811 interests)                 3,305,692       3,384,805
                                                    -----------     -----------
                                                      3,339,056       3,418,968
                                                    -----------     -----------
                                                   $  3,417,250    $  3,464,619
                                                    ===========     ===========




The financial information included as of September 30, 2000 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                     Three months ended        Nine months ended
                                        September 30,             September 30,
                                  ----------------------    -------------------------
                                     2000         1999         2000          1999
                                  ---------    ---------    ----------    -----------
Revenues:
   Oil and gas                    $ 732,635    $ 571,976    $2,089,710    $1,243,362
   Interest                           8,101        4,380        20,403        10,670
   Gain on disposition of assets        546        8,848         6,407         8,848
                                   --------     --------     ---------     ---------
                                    741,282      585,204     2,116,520     1,262,880
                                   --------     --------     ---------     ---------
Costs and expenses:
   Oil and gas production           277,007      242,584       804,325       697,588
   General and administrative        22,375       17,160        62,691        37,301
   Depletion                         48,184       47,604       144,393       216,111
                                   --------     --------     ---------     ---------
                                    347,566      307,348     1,011,409       951,000
                                   --------     --------     ---------     ---------
Net income                        $ 393,716    $ 277,856    $1,105,111    $  311,880
                                   ========     ========     =========     =========
Allocation of net income:
   Managing general partner       $   3,937    $   2,779    $   11,051    $    3,119
                                   ========     ========     =========     =========
   Limited partners               $ 389,779    $ 275,077    $1,094,060    $  308,761
                                   ========     ========     =========     =========
Net income per limited
   partnership interest           $   13.53    $    9.55    $    37.97    $    10.72
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

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                        Managing
                                        general       Limited
                                        partner       partners         Total
                                       ----------    -----------    -----------


Balance at January 1, 2000             $   34,163    $ 3,384,805    $ 3,418,968

    Distributions                         (11,850)    (1,173,173)    (1,185,023)

    Net income                             11,051      1,094,060      1,105,111
                                        ---------     ----------     ----------

Balance at September 30, 2000          $   33,364    $ 3,305,692    $ 3,339,056
                                        =========     ==========     ==========





         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                         Nine months ended
                                                            September 30,
                                                     -------------------------
                                                        2000           1999
                                                     -----------    ----------
Cash flows from operating activities:
  Net income                                         $ 1,105,111    $  311,880
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion                                         144,393       216,111
       Gain on disposition of assets                      (6,407)       (8,848)
  Changes in assets and liabilities:
       Accounts receivable                               (71,516)     (194,663)
       Accounts payable                                   32,543        33,635
                                                      ----------     ---------
         Net cash provided by operating activities     1,204,124       358,115
                                                      ----------     ---------
Cash flows from investing activities:
  Additions to oil and gas properties                    (14,078)      (32,029)
  Proceeds from asset dispositions                         7,695         9,249
                                                      ----------     ---------
         Net cash used in investing activities            (6,383)      (22,780)
                                                      ----------     ---------
Cash flows used in financing activities:
  Cash distributions to partners                      (1,185,023)     (293,711)
                                                      ----------     ---------
Net increase in cash                                      12,718        41,624
Cash at beginning of period                              339,531       282,299
                                                      ----------     ---------
Cash at end of period                                $   352,249    $  323,923
                                                      ==========     =========




         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

        The accompanying notes are an integral part of these statements.

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 87-A, Ltd. (the "Partnership") is a limited partnership organized in 1987 under the laws of the State of Texas.

The Partnership engages in oil and gas development and production in the Spraberry Trend area of West Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the September 30, 1999 financial statements to conform to the September 30, 2000 financial statement presentations.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Nine months ended  September 30, 2000 compared with nine months ended  September
  30, 1999

Revenues:

The Partnership's oil and gas revenues increased 68% to $2,089,710 for the nine months ended September 30, 2000 as compared to $1,243,362 for the same period in 1999. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the nine months ended September 30, 2000, 48,110 barrels of oil, 27,559 barrels of natural gas liquids ("NGLs") and 121,076 mcf of gas were sold, or 95,848 barrel of oil equivalents ("BOEs"). For the nine months ended September 30, 1999, 49,854 barrels of oil, 30,436 barrels of NGLs and 141,383 mcf of gas were sold, or 103,854 BOEs.

The average price received per barrel of oil increased $13.27, or 88%, from $15.11 for the nine months ended September 30, 1999 to $28.38 for the same period in 2000. The average price received per barrel of NGLs increased $6.73, or 78%, from $8.61 during the nine months ended September 30, 1999 to $15.34 for the same period in 2000. The average price received per mcf of gas increased 55% from $1.61 during the nine months ended September 30, 1999 to $2.49 for the same period in 2000. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 2000.

Gains on disposition of assets of $6,407 and $8,848 were due to equipment credits received on one well during the nine months ended September 30, 2000 and 1999, respectively,

Costs and Expenses:

Total costs and expenses increased to $1,011,409 for the nine months ended September 30, 2000 as compared to $951,000 for the same period in 1999, an increase of $60,409, or 6%. This increase was due to increases in production costs and general and administrative expenses ("G&A"), offset by a decline in depletion.

Production costs were $804,325 for the nine months ended September 30, 2000 and $697,588 for the same period in 1999, resulting in a $106,737 increase, or 15%. The increase was primarily due to higher production taxes of $66,427 associated with higher oil and gas prices and additional well maintenance costs incurred to stimulate well production of $31,664.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 68%, from $37,301 for the nine months ended September 30, 1999 to $62,691 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $144,393 for the nine months ended September 30, 2000 compared to $216,111 for the same period in 1999, representing a decrease of $71,718, or 33%. This decrease was attributable to an increase in proved reserves due to higher commodity prices and a decline in oil production of 1,744 barrels when compared to the respective information for the same period in 1999.

Three months ended September 30, 2000 compared with three months ended September
  30, 1999

Revenues:

The Partnership's oil and gas revenues increased 28% to $732,635 for the three months ended September 30, 2000 as compared to $571,976 for the same period in 1999. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the three months ended September 30, 2000, 15,537 barrels of oil, 8,410 barrels of NGLs and 36,098 mcf of gas were sold, or 29,963 BOEs. For the three months ended September 30, 1999, 19,121 barrels of oil, 11,890 barrels of NGLs and 51,295 mcf of gas were sold, or 39,560 BOEs.

The average price received per barrel of oil increased $12.24, or 67%, from $18.19 for the three months ended September 30, 1999 to $30.43 for the same period in 2000. The average price received per barrel of NGLs increased $6.24, or 58%, from $10.72 during the three months ended September 30, 1999 to $16.96 for the same period in 2000. The average price received per mcf of gas increased 72% from $1.89 during the three months ended September 30, 1999 to $3.25 for the same period in 2000.

Gains on disposition of assets of $546 and $8,848 were due to equipment credits received on one well during the three months ended September 30, 2000 and 1999, respectively,

Costs and Expenses:

Total costs and expenses increased to $347,566 for the three months ended September 30, 2000 as compared to $307,348 for the same period in 1999, an increase of $40,218, or 13%. This increase was due to increases in production costs, G&A and depletion.

Production costs were $277,007 for the three months ended September 30, 2000 and $242,584 for the same period in 1999, resulting in a $34,423 increase, or 14%. The increase was primarily due to higher production taxes of $19,929 associated with higher oil and gas prices and additional well maintenance costs incurred to stimulate well production of $3,607.

During this period, G&A increased, in aggregate, 30% from $17,160 for the three months ended September 30, 1999 to $22,375 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $48,184 for the three months ended September 30, 2000 compared to $47,604 for the same period in 1999, representing an increase of $580, or 1%.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $846,009 during the nine months ended September 30, 2000 from the same period ended September 30, 1999.

This increase was due to an increase in oil and gas sales receipts of $979,228, offset by increases in production costs paid of $100,963 and G&A expenses paid of $32,256.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2000 and 1999, the Partnership's principal investing activities were for expenditures related to equipment upgrades on various oil and gas properties.

Proceeds from asset dispositions of $7,695 and $9,249 received during the nine months ended September 30, 2000 and 1999, respectively, were from equipment credits on one well.

Net Cash Used in Financing Activities

For the nine months ended September 30, 2000, cash distributions to the partners were $1,185,023, of which $11,850 was distributed to the managing general partner and $1,173,173 to the limited partners. For the same period ended September 30, 1999, cash distributions to the partners were $293,711, of which $2,937 was distributed to the managing general partner and $290,774 to the limited partners.

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


                                          PARKER & PARSLEY 87-A, LTD.

                                 By:      Pioneer Natural Resources USA, Inc.
                                           Managing General Partner





Dated:  November 13, 2000        By:      /s/ Rich Dealy
                                          ------------------------------------
                                          Rich Dealy, Vice President and
                                            Chief Accounting Officer