Form 10-Q
period 2001-03-31
PARKER & PARSLEY 87-A LTD
filed 2001-05-10
CIK 810999

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001


                         Commission File No. 33-12244-01


                           PARKER & PARSLEY 87-A, LTD.
             (Exact name of Registrant as specified in its charter)


                        Texas                                75-2185148
          ---------------------------------            ----------------------
           (State or other jurisdiction of               (I.R.S. Employer
           incorporation or organization)              Identification Number)


1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas      75039
----------------------------------------------------------------    ----------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 87-A, LTD.

                                TABLE OF CONTENTS


                                                                       Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of March 31, 2001 and
               December 31, 2000.....................................    3

            Statements of Operations for the three months
              ended March 31, 2001 and 2000..........................    4

            Statement of Partners' Capital for the three months
              ended March 31, 2001...................................    5

            Statements of Cash Flows for the three months
              ended March 31, 2001 and 2000..........................    6

            Notes to Financial Statements............................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................    7


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K.........................   10

            Signatures...............................................   11

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.      Financial Statements

                                 BALANCE SHEETS

                                                     March 31,     December 31,
                                                       2001            2000
                                                   ------------    ------------
                                                    (Unaudited)
                       ASSETS
Current assets:
  Cash                                             $    301,993    $    321,340
  Accounts receivable - oil and gas sales               455,532         435,508
                                                    -----------     -----------
          Total current assets                          757,525         756,848
                                                    -----------     -----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method               20,197,105      20,198,629
Accumulated depletion                               (17,685,979)    (17,611,694)
                                                    -----------     -----------
          Net oil and gas properties                  2,511,126       2,586,935
                                                    -----------     -----------
                                                   $  3,268,651    $  3,343,783
                                                    ===========     ===========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $     52,367    $     37,865

Partners' capital:
  Managing general partner                               32,136          33,032
  Limited partners (28,811 interests)                 3,184,148       3,272,886
                                                    -----------     -----------
                                                      3,216,284       3,305,918
                                                    -----------     -----------
                                                   $  3,268,651    $  3,343,783
                                                    ===========     ===========




  The financial information included as of March 31, 2001 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      Three months ended
                                                           March 31,
                                                   -------------------------
                                                      2001           2000
                                                   ----------     ----------
Revenues:
  Oil and gas                                      $  774,832     $  648,941
  Interest                                              5,464          5,228
  Gain on disposition of assets                         2,399          5,861
                                                    ---------      ---------
                                                      782,695        660,030
                                                    ---------      ---------
Costs and expenses:
  Oil and gas production                              284,079        265,708
  General and administrative                           23,245         19,468
  Depletion                                            74,285         51,744
                                                    ---------      ---------
                                                      381,609        336,920
                                                    ---------      ---------
Net income                                         $  401,086     $  323,110
                                                    =========      =========
Allocation of net income:
  Managing general partner                         $    4,011     $    3,231
                                                    =========      =========
  Limited partners                                 $  397,075     $  319,879
                                                    =========      =========
Net income per limited partnership interest        $    13.78     $    11.10
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

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                        Managing
                                        general        Limited
                                        partner        partners        Total
                                       ----------     ----------     ----------


Balance at January 1, 2001             $   33,032     $3,272,886     $3,305,918

  Distributions                            (4,907)      (485,813)      (490,720)

  Net income                                4,011        397,075        401,086
                                        ---------      ---------      ---------

Balance at March 31, 2001              $   32,136     $3,184,148     $3,216,284
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

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Three months ended
                                                               March 31,
                                                       ------------------------
                                                          2001          2000
                                                       ----------    ----------
Cash flows from operating activities:
  Net income                                           $  401,086    $  323,110
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depletion                                            74,285        51,744
      Gain on disposition of assets                        (2,399)       (5,861)
  Changes in assets and liabilities:
    Accounts receivable                                   (20,024)      (33,931)
    Accounts payable                                       14,502        11,341
                                                        ---------     ---------
         Net cash provided by operating activities        467,450       346,403
                                                        ---------     ---------
Cash flows from investing activities:
  Additions to oil and gas properties                        (834)       (4,560)
  Proceeds from disposition of assets                       4,757         7,591
                                                        ---------     ---------
         Net cash provided by investing activities          3,923         3,031
                                                        ---------     ---------
Cash flows used in financing activities:
  Cash distributions to partners                         (490,720)     (337,058)
                                                        ---------     ---------
Net increase (decrease) in cash                           (19,347)       12,376
Cash at beginning of period                               321,340       339,531
                                                        ---------     ---------
Cash at end of period                                  $  301,993    $  351,907
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

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley 87-A, Ltd. (the "Partnership") is a limited partnership organized in 1987 under the laws of the State of Texas.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of March 31, 2001 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the March 31, 2000 financial statements to conform to the March 31, 2001 financial statement presentations.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Chief Accounting Officer, 5205 North O'Connor Boulevard, 1400 Williams Square West, Irving, Texas 75039-3746.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Revenues:

The Partnership's oil and gas revenues increased 19% to $774,832 for the three months ended March 31, 2001 as compared to $648,941 for the same period in 2000. The increase in revenues resulted from higher average prices received, offset by declines in production. For the three months ended March 31, 2001, 14,267 barrels of oil, 7,635 barrels of natural gas liquids ("NGLs") and 42,755 mcf of gas were sold, or 29,028 barrel of oil equivalents ("BOEs"). For the three months ended March 31, 2000, 16,334 barrels of oil, 8,851 barrels of NGLs and 40,626 mcf of gas were sold, or 31,956 BOEs.

The average price received per barrel of oil increased $.66, or 2%, from $27.18 for the three months ended March 31, 2000 to $27.84 for the same period in 2001. The average price received per barrel of NGLs increased $3.50, or 23%, from $15.12 for the three months ended March 31, 2000 to $18.62 for the same period in 2001. The average price received per mcf of gas increased 215% from $1.75 during the three months ended March 31, 2000 to $5.51 for the same period in 2001. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 2001.

Gains on disposition of assets of $2,399 and $5,861 were due to equipment credits received on one well during the three months ended March 31, 2001 and 2000, respectively.

Costs and Expenses:

Total costs and expenses increased to $381,609 for the three months ended March 31, 2001 as compared to $336,920 for the same period ended March 31, 2000, an increase of $44,689, or 13%. This increase was due to increases in depletion, production costs and general and administrative expenses ("G&A").

Production costs were $284,079 for the three months ended March 31, 2001 and $265,708 for the same period in 2000, resulting in an increase of $18,371, or 7%. The increase was primarily due to higher production taxes associated with higher oil and gas prices and additional well maintenance costs incurred to stimulate well production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and administrative costs. During this period, G&A increased 19% from $19,468 for the three months ended March 31, 2000 to $23,245 for the same period in 2001, primarily due to an increase in the accrual for tax preparation fees.

Depletion was $74,285 for the three months ended March 31, 2001 as compared to $51,744 for the same period in 2000, an increase of $22,541, or 44%. The increase was primarily due to a downward revision to one well's proved reserves, offset by a decline in oil production of 2,067 barrels during the three months ended March 31, 2001 as compared to the same period in 2000.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities:

Net cash provided by operating activities increased $121,047 during the three months ended March 31, 2001 from the same period in 2000. The increase was primarily attributable to an increase of $126,127 in oil and gas sales receipts and a reduction in working capital of $17,068, offset by increases in production costs of $18,371 and G&A expenses of $3,777. The increase in oil and gas receipts resulted from the increase in commodity prices during 2001 which contributed an additional $194,581 to oil and gas receipts, offset by $68,454 resulting from the decline in production during 2001 as compared to the same period in 2000. The increase in production costs was primarily due to increased production taxes associated with higher oil and gas prices and additional well maintenance costs incurred to stimulate well production. The increase in G&A was primarily due to an increase in the accrual for tax preparation fees.

Net Cash Provided by Investing Activities:

The Partnership's principle investing activities during the three months ended March 31, 2001 and 2000 were related to the upgrades of oil and gas equipment on active properties.

Proceeds from asset dispositions of $4,757 and $7,591 received during the three months ended March 31, 2001 and 2000, respectively, were comprised of $2,399 and $5,861, respectively, received from the salvage of equipment on one fully depleted well and $2,358 and $1,730, respectively, from equipment salvage on active properties.

Net Cash Used in Financing Activities:

For the three months ended March 31, 2001, cash distributions to the partners were $490,720, of which $4,907 was distributed to the managing general partner and $485,813 to the limited partners. For the same period ended March 31, 2000, cash distributions to the partners were $337,058, of which $3,371 was distributed to the managing general partner and $333,687 to the limited partners.

Proposal to acquire partnerships

On April 17, 2001, Pioneer Natural Resources Company ("Pioneer") filed a preliminary proxy statement/prospectus with the Securities and Exchange Commission proposing an agreement and plan of merger among Pioneer, Pioneer Natural Resources USA, Inc. ("Pioneer USA"), a wholly- owned subsidiary of Pioneer, and the limited partners of 46 Parker & Parsley limited partnerships. Each partnership that approves the agreement and plan of merger and the other related merger proposals will merge with and into Pioneer USA, and the partnership interests of each such partnership will be converted into the right to receive cash and Pioneer common stock. Pioneer USA is the sole or managing general partner of the partnerships. The Partnership is one of the 46 Parker & Parsley limited partnerships being requested to approve the agreement and plan of merger. The preliminary proxy statement/prospectus is non-binding and is subject to, among other things, consideration of offers from third parties to purchase any partnership or its assets, the majority approval of the limited partnership interests in each partnership and the resolution of Securities and Exchange Commission review comments. No solicitation will be made using preliminary materials.

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


                                            PARKER & PARSLEY 87-A, LTD.


                                    By:     Pioneer Natural Resources USA, Inc.
                                             Managing General Partner



Dated:  May 10, 2001                By:     /s/ Rich Dealy
                                            --------------------------------
                                            Rich Dealy, Vice President
                                              and Chief Accounting Officer