Form 10-Q
period 2001-06-30
PARKER & PARSLEY 87-A LTD
filed 2001-08-08
CIK 810999

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001


                         Commission File No. 33-12244-01


                           PARKER & PARSLEY 87-A, LTD.
             (Exact name of Registrant as specified in its charter)


                           Texas                              75-2185148
         --------------------------------------------    ---------------------
               (State or other jurisdiction of              (I.R.S. Employer
               incorporation or organization)            Identification Number)


     5205 N. O'Connor Blvd., Suite 1400, Irving, Texas           75039
     -------------------------------------------------        ------------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 87-A, LTD.

                                TABLE OF CONTENTS


                                                                      Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of June 30, 2001 and
               December 31, 2000...................................    3

            Statements of Operations for the three and six
              months ended June 30, 2001 and 2000..................    4

            Statement of Partners' Capital for the six months
              ended June 30, 2001..................................    5

            Statements of Cash Flows for the six months ended
              June 30, 2001 and 2000...............................    6

            Notes to Financial Statements..........................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations..................    7


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K.......................   11

            Signatures.............................................   12

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.      Financial Statements

                                 BALANCE SHEETS

                                                     June 30,      December 31,
                                                       2001            2000
                                                   ------------    ------------
                                                   (Unaudited)

                      ASSETS

Current assets:
  Cash                                             $    746,861    $    321,340
  Accounts receivable - oil and gas sales               355,540         435,508
                                                    -----------     -----------
          Total current assets                        1,102,401         756,848
                                                    -----------     -----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method               19,493,557      20,198,629
Accumulated depletion                               (17,022,826)    (17,611,694)
                                                    -----------     -----------
          Net oil and gas properties                  2,470,731       2,586,935
                                                    -----------     -----------
                                                   $  3,573,132    $  3,343,783
                                                    ===========     ===========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $     45,917    $     37,865

Partners' capital:
  Managing general partner                               35,245          33,032
  Limited partners (28,811 interests)                 3,491,970       3,272,886
                                                    -----------     -----------
                                                      3,527,215       3,305,918
                                                    -----------     -----------
                                                   $  3,573,132    $  3,343,783
                                                    ===========     ===========




   The financial information included as of June 30, 2001 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                        Three months ended          Six months ended
                                             June 30,                    June 30,
                                     ------------------------    ------------------------
                                        2001          2000          2001          2000
                                     ----------    ----------    ----------    ----------
Revenues:
  Oil and gas                        $  624,236    $  708,134    $1,399,068    $1,357,075
  Interest                                5,550         7,074        11,014        12,302
  Gain on disposition of assets          41,754           -          44,153         5,861
                                      ---------     ---------     ---------     ---------
                                        671,540       715,208     1,454,235     1,375,238
                                      ---------     ---------     ---------     ---------
Costs and expenses:
  Oil and gas production                274,936       261,610       559,015       527,318
  General and administrative             18,727        20,848        41,972        40,316
  Depletion                              43,530        44,465       117,815        96,209
  Abandoned property                     23,416           -          23,416           -
                                      ---------     ---------     ---------     ---------
                                        360,609       326,923       742,218       663,843
                                      ---------     ---------     ---------     ---------
Net income                           $  310,931    $  388,285    $  712,017    $  711,395
                                      =========     =========     =========     =========
Allocation of net income:
  Managing general partner           $    3,109    $    3,883    $    7,120    $    7,114
                                      =========     =========     =========     =========
  Limited partners                   $  307,822    $  384,402    $  704,897    $  704,281
                                      =========     =========     =========     =========
Net income per limited
  partnership interest               $    10.69    $    13.34    $    24.47    $    24.44
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

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                          Managing
                                          general      Limited
                                          partner      partners        Total
                                         ---------    ----------    -----------


Balance at January 1, 2001               $  33,032    $3,272,886    $ 3,305,918

    Distributions                           (4,907)     (485,813)      (490,720)

    Net income                               7,120       704,897        712,017
                                          --------     ---------      ---------

Balance at June 30, 2001                 $  35,245    $3,491,970    $ 3,527,215
                                          ========     =========     ==========





         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Six months ended
                                                               June 30,
                                                       ------------------------
                                                          2001          2000
                                                       ----------    ----------
Cash flows from operating activities:
  Net income                                           $  712,017    $  711,395
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion                                          117,815        96,209
       Gain on disposition of assets                      (44,153)       (5,861)
  Changes in assets and liabilities:
     Accounts receivable                                   79,968       (62,891)
     Accounts payable                                      31,488        26,863
                                                        ---------     ---------
        Net cash provided by operating activities         897,135       765,715
                                                        ---------     ---------
Cash flows from investing activities:
  Additions to oil and gas properties                      (3,969)       (8,446)
  Proceeds from asset dispositions                         23,075         7,591
                                                        ---------     ---------
        Net cash provided by (used in)
          investing activities                             19,106          (855)
                                                        ---------     ---------
Cash flows used in financing activities:
  Cash distributions to partners                         (490,720)     (778,868)
                                                        ---------     ---------
Net increase (decrease) in cash                           425,521       (14,008)
Cash at beginning of period                               321,340       339,531
                                                        ---------     ---------
Cash at end of period                                  $  746,861    $  325,523
                                                        =========     =========





         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

    The accompanying notes are an integral part of thesefinancial statements.

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley 87-A, Ltd. (the "Partnership") is a limited partnership organized in 1987 under the laws of the State of Texas.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the June 30, 2000 financial statements to conform to the June 30, 2001 financial statement presentations.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Chief Accounting Officer, 5205 North O'Connor Boulevard, Suite 1400, Irving, Texas 75039-3746.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 2001 with six months ended
  June 30, 2000

Revenues:

The Partnership's oil and gas revenues increased 3% to $1,399,068 for the six months ended June 30, 2001 as compared to $1,357,075 for the same period in 2000. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the six months ended June 30, 2001, 28,595 barrels of oil, 15,052 barrels of natural gas liquids ("NGLs") and 77,315 mcf of gas were sold, or 56,533 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 2000, 32,573 barrels of oil, 19,149 barrels of NGLs and 84,978 mcf of gas were sold, or 65,885 BOEs.

The average price received per barrel of oil increased slightly from $27.41 for the six months ended June 30, 2000 to $27.45 for the same period in 2001. The average price received per barrel of NGLs increased $2.10, or 14%, from $14.63 during the six months ended June 30, 2000 to $16.73 for the same period in 2001. The average price received per mcf of gas increased 116% from $2.17 during the six months ended June 30, 2000 to $4.69 for the same period in 2001. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 2001.

Gain on disposition of assets of $44,153 was received during the six months ended June 30, 2001 of which $38,277 was from disposal of equipment on two wells plugged and abandoned during the current period and $5,876 was from equipment credits received on one fully depleted well. Expenses to plug and abandon these wells were $23,416. For the six months ended June 30, 2000, a gain of $5,861 was recognized due to equipment credits received on a fully depleted well.

Costs and Expenses:

Total costs and expenses increased to $742,218 for the six months ended June 30, 2001 as compared to $663,843 for the same period ended June 30, 2000, an increase of $78,375, or 12%. This increase was due to increases in production costs, abandoned property costs, depletion and general and administrative expenses ("G&A").

Production costs were $559,015 for the six months ended June 30, 2001 and $527,318 for the same period in 2000 resulting in an increase of $31,697, or 6%. The increase was primarily due to additional well maintenance and workover costs incurred to stimulate well production and higher production taxes associated with higher oil and gas prices.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased 4% from $40,316 for the six months ended June 30, 2000 to $41,972 for the same period in 2001, primarily due to an increase in audit and tax fees.

Depletion was $117,815 for the six months ended June 30, 2001 as compared to $96,209 for the same period in 2000, an increase of $21,606, or 22%. This increase was due to a decline in proved reserves during the period ended June 30, 2001 due to lower commodity prices, offset by a decline in oil production of 3,978 barrels for the six months ended June 30, 2001 as compared to the same period in 2000.

Three months ended June 30, 2001 compared with three months ended June 30, 2000

Revenues:

The Partnership's oil and gas revenues decreased 12% to $624,236 for the three months ended June 30, 2001 as compared to $708,134 for the same period in 2000. The decrease in revenues resulted from a decrease in production and a lower average price received for oil, offset by higher average prices received for gas and NGLs. For the three months ended June 30, 2001, 14,328 barrels of oil, 7,417 barrels of NGLs and 34,560 mcf of gas were sold, or 27,505 BOEs. For the three months ended June 30, 2000, 16,239 barrels of oil, 10,298 barrels of NGLs and 44,352 mcf of gas were sold, or 33,929 BOEs.

The average price received per barrel of oil decreased $.58, or 2%, from $27.64 for the three months ended June 30, 2000 to $27.06 for the same period in 2001. The average price received per barrel of NGLs increased $.57, or 4%, from $14.21 during the three months ended June 30, 2000 to $14.78 for the same period in 2001. The average price received per mcf of gas increased 44% from $2.55 during the three months ended June 30, 2000 to $3.67 for the same period in 2001.

Gain on disposition of assets of $41,754 was received during the three months ended June 30, 2001 of which $38,277 was from disposal of equipment on two wells plugged and abandoned during the current period and $3,477 was from equipment credits received on one fully depleted well. Expenses to plug and abandon these wells were $23,416.

Costs and Expenses:

Total costs and expenses increased to $360,609 for the three months ended June 30, 2001 as compared to $326,923 for the same period in 2000, an increase of $33,686, or 10%. This increase was due to increases in abandoned property costs and production costs, offset by declines in G&A and depletion.

Production costs were $274,936 for the three months ended June 30, 2001 and $261,610 for the same period in 2000 resulting in a $13,326 increase, or 5%. The increase was primarily due to additional well maintenance costs incurred to stimulate well production.

During this period, G&A decreased 10% from $20,848 for the three months ended June 30, 2000 to $18,727 for the same period in 2001, primarily due to a decrease in audit and tax fees.

Depletion was $43,530 for the three months ended June 30, 2001 as compared to $44,465 for the same period in 2000, a decrease of $935, or 2%. This decrease was primarily due to a decline in oil production of 1,911 barrels for the three months ended June 30, 2001 as compared to the same period in 2000.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $131,420 during the six months ended June 30, 2001 from the same period ended June 30, 2000. This increase was primarily due to an increase of $40,705 in oil and gas sales receipts and a reduction in working capital of $147,484, offset by increases in production costs of $31,697, G&A expenses of $1,656 and abandoned property costs of $23,416. The increase in oil and gas receipts resulted from the increase in commodity prices during 2001 which contributed an additional $254,340 to oil and gas receipts, offset by $213,635 resulting from the decline in production during 2001 as compared to the same period in 2000. The increase in production costs was primarily due to additional well maintenance and workover costs incurred to stimulate well production and higher production taxes associated with higher oil and gas prices. The increase in G&A was primarily due to an increase in audit and tax fees.

Net Cash Provided by (Used in) Investing Activities

The Partnership's principal investing activities during the six months ended June 30, 2001 and 2000 were related to the upgrades of oil and gas equipment on active properties.

Proceeds from asset dispositions of $23,075 and $7,591 were received during the six months ended June 30, 2001 and 2000, respectively. Proceeds recognized during the period in 2001 were related to $14,840 from salvage income received on two wells plugged and abandoned and $8,235 from equipment credits received on a fully depleted well. Proceeds recognized during the period in 2000 were from equipment credits received on fully depleted properties.

Net Cash Used in Financing Activities

For the six months ended June 30, 2001, cash distributions to the partners were $490,720, of which $4,907 was distributed to the managing general partner and $485,813 to the limited partners. For the same period ended June 30, 2000, cash distributions to the partners were $778,868, of which $7,789 was distributed to the managing general partner and $771,079 to the limited partners.

For the three months ended June 30, 2001, no distributions were made by the partnership to its partners. Subsequent to June 30, 2001 the cash distribution that otherwise would have been mailed to partners in late June was made to holders of record as of July 9, 2001 and was mailed on July 13, 2001. For further information, see "Proposal to acquire partnerships" below.

Proposal to acquire partnerships

On June 29, 2001, Pioneer Natural Resources Company ("Pioneer") filed with the Securities and Exchange Commission Amendment No. 1 to the Form S-4 Registration Statement (File No. 333- 59094) (the "preliminary proxy statement/prospectus"), which proposes an agreement and plan of merger among Pioneer, Pioneer Natural Resources USA, Inc. ("Pioneer USA"), a wholly-owned subsidiary of Pioneer, and 46 Parker & Parsley limited partnerships. Each partnership that approves the agreement and plan of merger and the other related merger proposals will merge with and into Pioneer USA upon the closing of the transactions described in the preliminary proxy statement/prospectus, and the partnership interests of each such partnership will be converted into the right to receive Pioneer common stock. The Partnership is one of the 46 Parker & Parsley limited partnerships that will be asked to approve the agreement and plan of merger. The preliminary proxy statement/prospectus is non-binding and is subject to, among other things, consideration of offers from third parties to purchase any partnership or its assets and the majority approval of the limited partnership interests in each partnership.

Pioneer USA will solicit proxies from limited partners to approve the mergers only when the proxy statement/prospectus is final and declared effective. No solicitation will be made using preliminary materials. Nonetheless, copies of the preliminary proxy statement/prospectus may be obtained without charge upon request from Pioneer Natural Resources Company, 5205 North O'Connor Blvd., Suite 1400, Irving, Texas 75039, Attention: Investor Relations.

The limited partners are urged to read the proxy statement/prospectus of Pioneer filed with the Securities and Exchange Commission, when it is finalized, because it contains important information about the proposed mergers, including information about the direct and indirect interests of Pioneer USA and Pioneer in the mergers. The limited partners may also obtain the preliminary and (when filed) final proxy statement/prospectus and other relevant documents relating to the proposed mergers free through the internet web site that the Securities and Exchange Commission maintains at www.sec.gov.

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

                                      PARKER & PARSLEY 87-A, LTD.

                                By:   Pioneer Natural Resources USA, Inc.,
                                       Managing General Partner





Dated:  August 8, 2001          By:     /s/ Rich Dealy
                                      -------------------------------------
                                      Rich Dealy, Vice President and
                                      Chief Accounting Officer