Form 10-Q
period 2001-09-30
PARKER & PARSLEY 87-A LTD
filed 2001-11-09
CIK 810999

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 2001


                         Commission File No. 33-12244-01



                           PARKER & PARSLEY 87-A, LTD.
                          -----------------------------
             (Exact name of Registrant as specified in its charter)


                       Texas                                  75-2185148
        ---------------------------------------         ---------------------
           (State or other jurisdiction of                 (I.R.S. Employer
           incorporation or organization)               Identification Number)


5205 N. O'Connor Blvd., Suite 1400, Irving, Texas               75039
-------------------------------------------------           -------------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 87-A, LTD.

                                TABLE OF CONTENTS


                                                                      Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of September 30, 2001 and
              December 31, 2000.....................................    3

           Statements of Operations for the three and nine
             months ended September 30, 2001 and 2000...............    4

           Statement of Partners' Capital for the nine months
             ended September 30, 2001...............................    5

           Statements of Cash Flows for the nine months ended
             September 30, 2001 and 2000............................    6

           Notes to Financial Statements............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations....................    8


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K.........................   12

           Signatures...............................................   13

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.     Financial Statements

                                 BALANCE SHEETS


                                                   September 30,   December 31,
                                                       2001            2000
                                                   ------------    ------------
                                                   (Unaudited)
                  ASSETS
Current assets:
  Cash                                             $    597,301    $    321,340
  Accounts receivable - oil and gas sales               269,813         435,508
                                                    -----------     -----------
           Total current assets                         867,114         756,848
                                                    -----------     -----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method               19,245,849      20,198,629
Accumulated depletion                               (16,905,327)    (17,611,694)
                                                    -----------     -----------
           Net oil and gas properties                 2,340,522       2,586,935
                                                    -----------     -----------
                                                   $  3,207,636    $  3,343,783
                                                    ===========     ===========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $     60,317    $     37,865

Partners' capital:
  Managing general partner                               31,446          33,032
  Limited partners (28,811 interests)                 3,115,873       3,272,886
                                                    -----------     -----------
                                                      3,147,319       3,305,918
                                                    -----------     -----------
                                                   $  3,207,636    $  3,343,783
                                                    ===========     ===========




The financial information included as of September 30, 2001 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                             Three months ended          Nine months ended
                                                September 30,               September 30,
                                          ------------------------    ------------------------
                                             2001          2000          2001          2000
                                          ----------    ----------    ----------    ----------
Revenues:
   Oil and gas                            $  529,630    $  732,635    $1,928,698    $2,089,710
   Interest                                    4,333         8,101        15,347        20,403
   Gain on disposition of assets              18,489           546        62,642         6,407
                                           ---------     ---------     ---------     ---------
                                             552,452       741,282     2,006,687     2,116,520
                                           ---------     ---------     ---------     ---------
Costs and expenses:
   Oil and gas production                    328,174       277,007       887,189       804,325
   General and administrative                 15,889        22,375        57,861        62,691
   Impairment of oil and gas properties        6,487           -           6,487           -
   Depletion                                 127,394        48,184       245,209       144,393
   Abandoned property                         16,941           -          40,357           -
                                           ---------     ---------     ---------     ---------
                                             494,885       347,566     1,237,103     1,011,409
                                           ---------     ---------     ---------     ---------
Net income                                $   57,567    $  393,716    $  769,584    $1,105,111
                                           =========     =========     =========     =========
Allocation of net income:
   Managing general partner               $      576    $    3,937    $    7,696    $   11,051
                                           =========     =========     =========     =========
   Limited partners                       $   56,991    $  389,779    $  761,888    $1,094,060
                                           =========     =========     =========     =========
Net income per limited
   partnership interest                   $     1.97    $    13.53    $    26.44    $    37.97
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

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                         Managing
                                         general       Limited
                                         partner       partners       Total
                                        ----------    ----------    ----------


Balance at January 1, 2001              $   33,032    $3,272,886    $3,305,918

    Distributions                           (9,282)     (918,901)     (928,183)

    Net income                               7,696       761,888       769,584
                                         ---------     ---------     ---------

Balance at September 30, 2001           $   31,446    $3,115,873    $3,147,319
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

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                        Nine months ended
                                                          September 30,
                                                     -------------------------
                                                        2001          2000
                                                     ----------    -----------
Cash flows from operating activities:
  Net income                                         $  769,584    $ 1,105,111
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Impairment of oil and gas properties               6,487            -
       Depletion                                        245,209        144,393
       Gain on disposition of assets                    (62,642)        (6,407)
  Changes in assets and liabilities:
       Accounts receivable                              165,695        (71,516)
       Accounts payable                                  55,540         32,543
                                                      ---------     ----------
         Net cash provided by operating activities    1,179,873      1,204,124
                                                      ---------     ----------
Cash flows from investing activities:
  Additions to oil and gas properties                    (7,641)       (14,078)
  Proceeds from asset dispositions                       31,912          7,695
                                                      ---------     ----------
         Net cash provided by (used in) investing
           activities                                    24,271         (6,383)
                                                      ---------     ----------
Cash flows used in financing activities:
  Cash distributions to partners                       (928,183)    (1,185,023)
                                                      ---------     ----------
Net increase in cash                                    275,961         12,718
Cash at beginning of period                             321,340        339,531
                                                      ---------     ----------
Cash at end of period                                $  597,301    $   352,249
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

                           PARKER & PARSLEY 87-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley 87-A, Ltd. (the "Partnership") is a limited partnership organized in 1987 under the laws of the State of Texas.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the September 30, 2000 financial statements to conform to the September 30, 2001 financial statement presentations.

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

Note 3.     Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the Partnership reviews its proved oil and gas properties for impairment whenever events and circumstances indicate a decline in the recoverability of the carrying value of the Partnership's oil and gas properties. The Partnership has estimated the expected future cash flows of its oil and gas properties as of September 30, 2001, based on proved reserves, and compared such estimated future cash flows to the respective carrying amount of the oil and gas properties to determine if the carrying amounts were likely to be recoverable. For those proved oil and gas properties for which the carrying amount exceeded the estimated future cash flows, an impairment was determined to exist; therefore, the Partnership adjusted the carrying amount of those oil and gas properties to their fair value as determined by discounting their expected future cash flows at a discount rate commensurate with the risks involved in the industry. As a result, the Partnership recognized a non-cash impairment provision of $6,487 related to its proved oil and gas properties during the nine months ended September 30, 2001.

Note 4.     Proposal to acquire Partnership

On October 22, 2001, Pioneer Natural Resources Company ("Pioneer") mailed materials to the limited partners of the Partnership soliciting their approval of an agreement and plan of merger among Pioneer, Pioneer Natural Resources USA, Inc. ("Pioneer USA"), a wholly-owned subsidiary of Pioneer, and the Partnership. Pioneer has valued the Partnership interest at $5,806,714 of which $5,713,729 is attributable to the limited partners, excluding Pioneer USA in its capacity as a general partner or a limited partner. If a majority of the limited partners approve the transaction, each limited partner will receive their proportionate share of the value in the form of Pioneer common stock.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Nine months ended September 30, 2001 compared with nine months ended September
  30, 2000

Revenues:

The Partnership's oil and gas revenues decreased 8% to $1,928,698 for the nine months ended September 30, 2001 as compared to $2,089,710 for the same period in 2000. The decrease in revenues resulted from a decrease in production and declines in average prices received for oil and natural gas liquids ("NGLs"), offset by an increase in average prices received for gas. For the nine months ended September 30, 2001, 42,783 barrels of oil, 22,185 barrels of NGLs and 109,451 mcf of gas were sold, or 83,210 barrel of oil equivalents ("BOEs"). For the nine months ended September 30, 2000, 48,110 barrels of oil, 27,559 barrels of NGLs and 121,076 mcf of gas were sold, or 95,848 BOEs. Due to the decline characteristics of the Partnership's oil and gas properties, management expects a certain amount of decline in production in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased $1.33, or 5%, from $28.38 for the nine months ended September 30, 2000 to $27.05 for the same period in 2001. The average price received per barrel of NGLs decreased $.12, or 1%, from $15.34 during the nine months ended September 30, 2000 to $15.22 for the same period in 2001. The average price received per mcf of gas increased 59% from $2.49 during the nine months ended September 30, 2000 to $3.96 for the same period in 2001. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 2001.

Gain on disposition of assets of $62,642 was realized during the nine months ended September 30, 2001 from disposal of equipment on three wells plugged and abandoned during the current period.

Expenses to plug and abandon these wells were $40,357. For the nine months ended September 30, 2000, a gain of $6,407 was recognized due to equipment credits received on a fully depleted well.

Costs and Expenses:

Total costs and expenses increased to $1,237,103 for the nine months ended September 30, 2001 as compared to $1,011,409 for the same period in 2000, an increase of $225,694, or 22%. This increase was due to increases in depletion, production costs, abandoned property costs and the impairment of oil and gas properties, offset by a decline in general and administrative expenses ("G&A").

Production costs were $887,189 for the nine months ended September 30, 2001 and $804,325 for the same period in 2000, resulting in a $82,864 increase, or 10%. The increase was primarily due to additional workover and well maintenance costs incurred to stimulate well production and higher ad valorem taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased 8%, from $62,691 for the nine months ended September 30, 2000 to $57,861 for the same period in 2001, primarily due to a lower percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of decreased oil and gas revenues.

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the Partnership reviews its proved oil and gas properties for impairment whenever events and circumstances indicate a decline in the recoverability of the carrying value of the Partnership's oil and gas properties. The Partnership has estimated the expected future cash flows of its oil and gas properties as of September 30, 2001, based on proved reserves, and compared such estimated future cash flows to the respective carrying amount of the oil and gas properties to determine if the carrying amounts were likely to be recoverable. For those proved oil and gas properties for which the carrying amount exceeded the estimated future cash flows, an impairment was determined to exist; therefore, the Partnership adjusted the carrying amount of those oil and gas properties to their fair value as determined by discounting their expected future cash flows at a discount rate commensurate with the risks involved in the industry. As a result, the Partnership recognized a non-cash impairment provision of $6,487 related to its proved oil and gas properties during the nine months ended September 30, 2001.

Depletion was $245,209 for the nine months ended September 30, 2001 as compared to $144,393 for the same period in 2000, representing an increase of $100,816, or 70%. This increase was due to a decrease in proved reserves during the period ended September 30, 2001 due to lower commodity prices, offset by a decline in oil production of 5,327 barrels for the nine months ended September 30, 2001 as compared to the same period in 2000.

Three months ended September 30, 2001 compared with three months ended September
  30, 2000

Revenues:

The Partnership's oil and gas revenues decreased 28% to $529,630 for the three months ended September 30, 2001 as compared to $732,635 for the same period in 2000. The decrease in revenues resulted from a decline in production and lower average prices received. For the three months ended September 30, 2001, 14,188 barrels of oil, 7,133 barrels of NGLs and 32,136 mcf of gas were sold, or 26,677 BOEs. For the three months ended September 30, 2000, 15,537 barrels of oil, 8,410 barrels of NGLs and 36,098 mcf of gas were sold, or 29,963 BOEs. Due to the decline characteristics of the Partnership's oil and gas properties, management expects a certain amount of decline in production in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased $4.17, or 14%, from $30.43 for the three months ended September 30, 2000 to $26.26 for the same period in 2001. The average price received per barrel of NGLs decreased $4.92, or 29%, from $16.96 during the three months ended September 30, 2000 to $12.04 for the same period in 2001. The average price received per mcf of gas decreased 32% from $3.25 during the three months ended September 30, 2000 to $2.21 for the same period in 2001.

Gain on disposition of assets of $18,489 was received during the three months ended September 30, 2001 from disposal of equipment on three wells plugged and abandoned during the current period. Expenses to plug and abandon these wells were $16,941. For the three months ended September 30, 2000, a gain of $546 was recognized due to equipment credits received on a fully depleted well.

Costs and Expenses:

Total costs and expenses increased to $494,885 for the three months ended September 30, 2001 as compared to $347,566 for the same period in 2000, an increase of $147,319, or 42%. This increase was due to increases in depletion, production costs, abandoned property costs and the impairment of oil and gas properties, offset by a decline in G&A.

Production costs were $328,174 for the three months ended September 30, 2001 and $277,007 for the same period in 2000, resulting in a $51,167 increase, or 18%. The increase was primarily due to additional workover costs incurred to stimulate well production and higher ad valorem taxes.

During this period, G&A decreased 29% from $22,375 for the three months ended September 30, 2000 to $15,889 for the same period in 2001, primarily due to a lower percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of decreased oil and gas revenues.

The Partnership recognized a non-cash impairment provision of $6,487 related to its proved oil and gas properties during the three months ended September 30, 2001.

Depletion was $127,394 for the three months ended September 30, 2001 as compared to $48,184 for the same period in 2000, representing an increase of $79,210, or 164%. This increase was due to a decrease in proved reserves during the period ended September 30, 2001 due to lower commodity prices, offset by a decline in oil production of 1,349 barrels for the three months ended September 30, 2001 as compared to the same period in 2000.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $24,251 during the nine months ended September 30, 2001 from the same period ended September 30, 2000. This decrease was due to a decline in oil and gas sales receipts of $166,068 and increases in production costs of $82,864 and abandoned property costs of $40,357, offset by a decline in G&A expenses of $4,830 and a reduction in working capital of $260,208. The decrease in oil and gas receipts resulted from a decline of $271,960 in production during 2001 as compared to the same period in 2000 and a decline in oil and NGL prices of $72,334, offset by an increase in gas prices of $178,226 during 2001. The increase in production costs was primarily due to increased workover and well maintenance costs incurred to stimulate well production and higher ad valorem taxes. The decrease in G&A was primarily due to a lower percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of decreased oil and gas revenues.

Net Cash Provided by (Used in) Investing Activities

During the nine months ended September 30, 2001 and 2000, the Partnership's principal investing activities were for expenditures related to equipment upgrades on various oil and gas properties.

Proceeds from dispositions of assets of $31,912 and $7,695 were recognized during the nine months ended September 30, 2001 and 2000, respectively. Proceeds recognized during the period in 2001 were due to salvage income received on three wells plugged and abandoned during the current period. Proceeds recognized during the period in 2000 were from equipment credits received on one fully depleted well.

Net Cash Used in Financing Activities

For the nine months ended September 30, 2001, cash distributions to the partners were $928,183, of which $9,282 was distributed to the managing general partner and $918,901 to the limited partners. For the same period ended September 30, 2000, cash distributions to the partners were $1,185,023, of which $11,850 was distributed to the managing general partner and $1,173,173 to the limited partners.

During 2001, the Partnership made distributions in March and July but no distributions were made by the Partnership during September pending the vote of the proposed merger of the Partnership into Pioneer Natural Resources USA, Inc. ("Pioneer USA"). For further information, see "Proposal to acquire partnerships" below.

Proposal to acquire partnerships

On October 22, 2001, Pioneer Natural Resources Company ("Pioneer") mailed definitive materials (the "proxy statement/prospectus") to solicit the approval of limited partners of 46 Parker & Parsley limited partnerships, including the Partnership, of an agreement and plan of merger among Pioneer, Pioneer USA, a wholly-owned subsidiary of Pioneer, and those limited partnerships. The special meetings of the limited partners to consider and vote on the merger proposal are scheduled for December 20, 2001. The record date to identify the limited partners who are entitled to notice of and to vote at the special meetings was September 21, 2001. Each partnership that approves the agreement and plan of merger and the other related merger proposals will merge with and into Pioneer USA. As a result, the partnership interests of those partnerships will be converted into the right to receive Pioneer common stock.

The proxy statement/prospectus is non-binding and is subject to, among other things, consideration of offers from third parties to purchase any partnership or its assets and the majority approval of the limited partnership interests in each partnership.

A copy of the proxy statement/prospectus may be obtained without charge upon request from Pioneer Natural Resources Company, 5205 North O'Connor Blvd., Suite 1400, Irving, Texas 75039, Attention: Investor Relations.

The limited partners are urged to read the proxy statement/prospectus of Pioneer filed with the Securities and Exchange Commission because it contains important information about the proposed mergers, including information about the direct and indirect interests of Pioneer USA and Pioneer in the mergers. The limited partners may also obtain the final proxy statement/prospectus and other relevant documents relating to the proposed mergers free through the internet web site that the Securities and Exchange Commission maintains at www.sec.gov.

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


                                            PARKER & PARSLEY 87-A, LTD.

                                     By:    Pioneer Natural Resources USA, Inc.
                                             Managing General Partner





Dated:  November 9, 2001             By:    /s/ Rich Dealy
                                            --------------------------------
                                            Rich Dealy, Vice President and
                                              Chief Accounting Officer